Form 10-Q
period 2007-09-30
Targanta Therapeutics Corp.
filed 2007-11-15
CIK 1398161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended September 30, 2007

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the transition period from              to

Commission file number:

Targanta Therapeutics Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3971077
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

222 Third Street, Suite 2300, Cambridge, Massachusetts 02142-1122

(Address of Principal Executive Offices) (Zip Code)

(617) 577-9020

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated  ☐    Accelerated  ☐    Non-accelerated  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 15, 2007, there were 20,969,257 shares of the Registrant’s common stock outstanding.

TARGANTA THERAPEUTICS CORPORATION

QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Targanta to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations, any statements concerning product research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates, any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

The risks, uncertainties and assumptions referred to above include risks that are described in “Risk Factors” and elsewhere in this quarterly report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

The forward-looking statements included in this quarterly report represent our estimates as of the date of this quarterly report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this quarterly report.

Item 1.	Financial Statements – Unaudited

The financial information set forth below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Quarterly Report on Form 10-Q.

Targanta Therapeutics Corporation

(A development-stage company)

Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$32,667	$12,104
Short-term investments	16,061	429
Investment tax credits recoverable	1,460	1,033
Prepaid expenses and other current assets	579	344

Total current assets	50,767	13,910
Property and equipment, net	1,456	884
Deferred financing costs	1,611	373
Deposits	50	47

Total assets	$53,884	$15,214

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$957	$1,288
Accrued expenses	6,283	1,360
Income tax payable	2,709	—
Deferred income tax	—	2,212
Warrants to purchase shares subject to redemption	414	—
Current portion of convertible debt	—	18,945
Current portion of long-term debt	3,814	—

Total current liabilities	14,177	23,805
Note payable	—	7,297
Deferred rent	128	45
Other long-term liabilities	4	—
Long-term portion of convertible debt	—	9,571
Long-term debt	15,935	—
Warrants to purchase shares subject to redemption	—	1,012
Series B Redeemable Convertible Preferred Stock, par value $0.0001; authorized no shares at September 30, 2007 and 455,333 shares at December 31, 2006, no shares issued and outstanding at September 30, 2007 and 115,169 shares at December 31, 2006	—	14,974
Commitments (Note 3)
Stockholders’ (deficit) equity:
Series A Convertible Preferred Stock, par value $0.0001; authorized 20,000 shares at September 30, 2007 and 16,667 shares at December 31, 2006, 15,643 shares issued and outstanding at September 30, 2007 and December 31, 2006	1,458	1,458
Series B Convertible Preferred Stock, par value $0.0001; authorized 245,000 shares at September 30, 2007, 143,860 shares and no shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	15,198	—
Series C Convertible Preferred Stock, par value $0.0001; authorized 14,300,000 shares at September 30, 2007, 10,493,757 shares and no shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	104,877	—
Common stock, par value $0.0001; authorized 32,000,000 shares at September 30, 2007 and 694,166 shares at December 31, 2006, and 25,282 shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	16,827	19,117
Accumulated other comprehensive income	1,546	1,519
Deficit accumulated during the development stage	(116,266)	(63,584)

Total stockholders’ (deficit) equity	23,640	(41,490)

Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$53,884	$15,214

See accompanying notes.

Targanta Therapeutics Corporation

(A development-stage company)

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from May 20, 1997 (date of inception) through September 30,
	2007	2006	2007	2006	2007
Operating expenses
Research and development (1)	$10,974	$2,402	$25,818	$7,215	$56,565
Acquired in-process research and development	7,652	—	17,152	—	29,000
General and administrative (1)	2,452	919	7,234	2,180	18,363

Total operating expenses	21,078	3,321	50,204	9,395	103,928

Other income (expense)
Interest income	541	70	1,555	245	2,470
Interest expense	(573)	(3,891)	(2,510)	(12,060)	(18,735)
Foreign exchange gain (loss)	(795)	349	(1,648)	56	(1,847)
Gain on disposal of property and equipment	—	—	—	—	47

Other income (expense), net	(827)	(3,472)	(2,603)	(11,759)	(18,065)

Loss before income tax (expense) benefit	(21,905)	(6,793)	(52,807)	(21,154)	(121,993)
Income tax (expense) benefit	71	(107)	125	(319)	5,727

Net loss	$(21,834)	$(6,900)	$(52,682)	$(21,473)	$(116,266)

Net loss per share—basic and diluted	$(863.62)	$(291.52)	$(2,092.69)	$(905.58)

Weighted average number of common shares used in net loss per share—basic and diluted	25,282	25,282	25,282	25,282
(1) Amounts include stock-based compensation expense, as follows:

Research and development	$190	$6	$937	$141	$1,697
General and administrative	$209	$79	$812	$113	$1,493

See accompanying notes.

Targanta Therapeutics Corporation

(A development-stage company)

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,		For the Period from May 20, 1997 (date of inception) through September 30, 2007
	2007	2006
Cash flows from operating activities:
Net loss	$(52,682)	$(21,473)	$(116,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	396	364	2,737
Stock-based compensation expense	1,749	254	3,190
Gain on disposal of property and equipment	—	—	(47)
Amortization of deferred financing costs	339	181	671
Non-cash acquired in-process research and development	15,152	—	26,000
Non-cash interest expense	1,858	11,822	17,525
Unrealized foreign exchange loss	1,900	333	1,638
Changes in operating assets and liabilities:
Investment tax credits recoverable	(228)	1,470	(871)
Prepaid expenses and other current assets	(182)	42	(479)
Deposits	—	—	(47)
Accounts payable	(354)	133	1,235
Accrued expenses	4,843	(1,282)	3,747
Income tax payable	2,336	—	2,336
Deferred rent and reimbursement from landlord	76	3	114
Deferred income tax	(2,212)	201	(222)

Net cash used in operating activities	(27,009)	(7,952)	(58,739)

Cash flows from investing activities:
Purchases of property and equipment	(967)	(102)	(2,747)
Proceeds from sale of property and equipment	—	—	105
Proceeds from maturities of short-term investments	2,827	441	10,632
Purchases of short-term investments	(18,360)	(441)	(25,783)

Net cash used in investing activities	(16,500)	(102)	(17,793)

Cash flows from financing activities:
Proceeds from bank loan	—	—	327
Payments on bank loan	—	—	(337)
Proceeds from issuance of note payable	—	—	6,470
Payments on note payable	(9,964)	—	(10,044)
Principal payments under capital leases	—	(83)	(1,273)
Proceeds from issuance of convertible notes	—	—	11,763
Payments on convertible notes	(2,177)	—	(2,177)
Proceeds from issuance of convertible debentures	—	—	14,028
Proceeds from issuance of long-term debt	20,000	—	20,000
Proceeds from issuance of preferred stock and warrants, net of issuance costs	57,825	—	69,154
Proceeds from issuance of common stock, net of issuance costs	—	—	2,535
Deferred financing costs	(1,612)	—	(2,311)

Net cash provided by (used in) financing activities	64,072	(83)	108,135

Net increase (decrease) in cash and cash equivalents	20,563	(8,137)	31,603
Effect of foreign currency on cash and cash equivalents	—	87	1,064

Cash and cash equivalents, beginning of period	12,104	11,781	—

Cash and cash equivalents, end of period	$32,667	$3,731	$32,667

	Nine Months Ended September 30,		For the Period from May 20, 1997 (date of inception) through September 30,
	2007	2006	2007
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$299	$2	$480

Supplemental disclosure of non-cash financing activities
Discount to note payable for warrant valuation	$(274)	$—	$406
Issuance of InterMune convertible note	$15,152	$—	$24,000
Reduction of InterMune convertible note	$(3,000)	$—	$(3,000)
Discount to convertible notes for warrant valuation and beneficial conversion features	$196	$—	$11,715
Discount to convertible debentures for beneficial conversion features	$—	$—	$8,725
Conversion of convertible debt into preferred stock	$(46,642)	$—	$(46,642)
Reversal of beneficial conversion features in connection with conversion of convertible debentures	$(7,026)	$—	$(7,026)
Discount to long-term debt for warrant valuation	$253	$—	$253
Accretion of redeemable convertible preferred stock to redemption value	$225	$1,421	$5,327

See accompanying notes.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

Targanta Therapeutics Corporation (“Parent”), a Delaware corporation, was incorporated on December 6, 2005 to become the parent entity of Targanta Therapeutics Inc. (“Targanta Québec”) (previously PhageTech Inc.) and Targanta Therapeutics (Ontario) Inc. (“Targanta Ontario”) as part of a reorganization that was effective December 23, 2005. Targanta Québec, a Canadian company, was incorporated on May 20, 1997 and Targanta Ontario, a Canadian company, was incorporated on December 22, 2005. Targanta Therapeutics Corporation together, with its subsidiaries (the “Company”) is a biopharmaceutical company focused on developing and commercializing antibacterial drugs to treat serious infections in the hospital setting. Oritavancin, the Company’s lead product candidate, is a once-daily, semi-synthetic glycopeptide antibiotic with rapid bactericidal activity against all studied clinically relevant serious gram-positive pathogens, including multi-resistant strains.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2007.

The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the Securities and Exchange Commission (“SEC”) on October 9, 2007.

2. Initial Public Offering, Stock Splits and Summary of Significant Accounting Policies

Initial Public Offering

On October 9, 2007, the SEC declared the Company’s Registration Statement on Form S-1, as amended, for the Company’s initial public offering of 5,750,000 shares of its common stock (Registration No. 333-142842) effective. The shares of common stock sold by the Company in this initial public offering were sold at the initial public offering price of $10.00 per share. The net offering proceeds to the Company were approximately $51.4 million after deducting underwriting discounts and commissions and offering expenses of approximately $2.1 million.

In connection with the Company’s initial public offering discussed above, all of the exchangeable shares of the Parent’s two Canadian subsidiaries were exchanged into like shares of the Company’s capital stock. As a result, the Parent issued an aggregate of 15,219,257 shares of common stock upon the exchange of the exchangeable shares of its two Canadian subsidiaries and the conversion of all of the outstanding shares of the Parent’s Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C-1 Convertible Preferred Stock, Series C-2 Convertible Preferred Stock, and Series C-3 Convertible Preferred Stock (collectively referred to as the “Series C Convertible Preferred Stock”).

Stock Splits

On January 31, 2007, the Company’s board of directors and stockholders authorized a 1:150 reverse stock split for all authorized and outstanding shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and common stock. On September 24, 2007, the Company’s board of directors authorized a 1.25:1.0 forward stock split, to be paid in the form of a stock dividend, of all authorized and outstanding shares of the Company’s common stock. All share and per share information included in this filing has been retroactively restated to reflect these stock splits.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less at acquisition date to be cash equivalents. At December 31, 2006, the Company’s cash equivalents included amounts held in certificates of deposit and an overnight investment account. At September 30, 2007, the Company had invested its excess cash in money market accounts, overnight investment accounts, certificates of deposit, commercial paper, corporate bonds and asset backed securities.

Short-term Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with SFAS No. 115, the Company has classified all of its investments as available-for-sale at September 30, 2007 and December 31, 2006. The investments are reported at fair value, with any unrealized gains or losses reported as a separate component of stockholders’ (deficit) equity as accumulated other comprehensive income (loss).

Short-term investments included the following at September 30, 2007 and December 31, 2006:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2007—
Guaranteed investment certificate	$502	$—	$—	$502
Commercial paper	9,401	24	—	9,425
Corporate obligations	1,993	1	—	1,994
Asset backed securities	4,138	2	—	4,140

	$16,034	$27	$—	$16,061

December 31, 2006—
Guaranteed investment certificate	$429	$—	$—	$429

	$429	$—	$—	$429

All short-term investments have contractual maturities of less than one year. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated results of operations.

Fair Value of Financial Instruments

Cash and cash equivalents, investment tax credits recoverable and other receivables, accounts payable, accrued expenses, note payable, short-term convertible debt and current portion of long-term debt are carried at amounts that approximate fair value at September 30, 2007 and December 31, 2006 due to their short-term maturities.

Long-term convertible debt approximates fair value at December 31, 2006 as it is calculated using a discounted cash flow model with an incremental borrowing rate. Long-term debt approximates fair value at September 30, 2007.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Research and Development Costs

The Company charges research and development costs to operations as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs. Research and development costs are comprised of costs incurred in performing research and development activities, including salaries, benefits, facilities, research-related overhead, contracted services, license fees, and other external costs. Acquired in-process research and development having no alternative future use is written off at the time of acquisition and includes the fair value of the shares of Series C-2 Convertible Preferred Stock, Series C-3 Convertible Preferred Stock and warrants for Series C-1 Convertible Preferred Stock issued to InterMune, Inc. (“InterMune”).

Foreign Currency Translation

For the cumulative period ended December 31, 2006, the financial statements of Targanta Québec were measured using the local currency as the functional currency, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of period exchange rates. For Targanta Québec, translation adjustments were excluded from the determination of net loss and were accumulated in a separate component of accumulated other comprehensive income (loss) in stockholders’ (deficit) equity. Effective January 1, 2007, the financial statements of Targanta Québec were measured using the United States dollar as the functional currency. As a result of this change in functional currency, beginning with January 1, 2007, translation adjustments resulting from the financial statements of Targanta Québec are included in the determination of net loss. Translation adjustments resulting from the financial statements of Targanta Ontario which uses the United States dollar as the functional currency are included in the determination of net loss from December 22, 2005, the date of formation of that entity.

Canadian Part VI.I Tax

The Company has accrued the potential Canadian Part VI.I tax related to the cumulative dividend on the Series B Redeemable Convertible Preferred Stock. The Company applied the provisions of Emerging Issues Task Force (“EITF”) Issue No. 95-9, Accounting for Tax Effects of Dividends in France in Accordance with FASB Statement No. 109, in accounting for the Canadian Part VI.I tax, which states that unless specific criteria are met, taxes on distributions should be treated as an income tax expense. The Company recorded the Part VI.I tax liability as a charge to income tax expense in the statements of operations and as a current deferred tax liability in the December 31, 2006 consolidated balance sheet since the dividend payment made in January 2007 was both planned and probable at that time. The Part VI.I tax liability is presented as a current tax liability in the September 30, 2007 consolidated balance sheet.

Investment Tax Credits

Canadian federal and Québec and Ontario provincial investment tax credits are accounted for as a reduction of the income tax expense in the period in which the credits are earned and when there is reasonable assurance of their recovery.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No 109 (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material effect on the Company’s financial position or results of operations.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, it had no accrued interest or penalties related to uncertain tax positions.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

The tax years 2005 through 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157; however, the Company does not believe that the adoption of SFAS No. 157 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a significant impact on its consolidated financial statements.

In June 2007, the EITF reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or related services have been performed. Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. The Company does not believe that the adoption of EITF 07-3 will have a significant impact on its consolidated financial statements.

Segment and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be presented in interim financial reports issued to stockholders. It also established standards for disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment and the Company operates in only two geographic segments, the United States and Canada.

The Company’s long-lived assets included the following:

	September 30, 2007	December 31, 2006
Property and equipment, net
Domestic	$889	$119
Canada	567	765

	$1,456	$884

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Net loss Per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period. The Company’s potentially dilutive shares, which include convertible debt, convertible preferred stock, outstanding options to purchase shares of common stock and warrants exercisable for shares of common or preferred stock, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
As reported:
Net loss	$(21,834)	$(6,900)	$(52,682)	$(21,473)
Accretion of Series B Redeemable Convertible Preferred Stock dividends	—	(470)	(225)	(1,421)

Net loss applicable to common stockholders	$(21,834)	$(7,370)	$(52,907)	$(22,894)

Weighted-average number of common shares used in net loss per share – basic and diluted	25,282	25,282	25,282	25,282

Net loss per share applicable to common stockholders – basic and diluted	$(863.62)	$(291.52)	$(2,092.69)	$(905.58)

The following potentially dilutive securities, prior to the application of the treasury stock method, have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2007 and 2006 as they would be anti-dilutive.

	Three and Nine Months Ended September 30,
	2007	2006
Convertible preferred stock	10,653,260	154,090
Convertible debt	—	63,225
Warrants outstanding	611,362	6,837
Options outstanding	2,377,940	36,450

Comprehensive Income (Loss)

The Company has applied the provisions of SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net loss, the other elements of comprehensive income (loss) impacting the Company are cumulative foreign currency translation adjustments and unrealized gains on marketable securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
As reported:
Net loss applicable to common stockholders	$(21,834)	$(7,370)	$(52,907)	$(22,894)
Other comprehensive gain (loss):
Foreign currency translation adjustments	—	(76)	—	(122)
Unrealized gain on marketable securities	5	—	27	—

Comprehensive loss	$(21,829)	$(7,446)	$(52,880)	$(23,016)

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Payroll and benefits	$1,368	$591
License fees	—	259
Professional fees	424	230
Clinical expenses	2,548	—
Manufacturing and process development expenses	1,281	—
Other	662	280

	$6,283	$1,360

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”) effective January 1, 2006. In connection with the adoption of SFAS No. 123(R), the Company reassessed the valuation methodology for stock options and the related input assumptions. The assessment of the valuation methodology resulted in the continued use of the Black-Scholes model. Prior to October 9, 2007, the date the Company’s Registration Statement on Form S-1, as amended, was declared effective, the Company has been a private company and it did not have relevant historical data to support its expected term and volatility. As such, the Company analyzed the expected term and volatility of several peer companies to support the assumptions used in its calculations for the three and nine months ended September 30, 2007. The Company averaged the volatilities and expected terms of the peer companies with sufficient trading history, similar vesting terms and similar in-the-money option status to generate the assumptions detailed below.

The following table summarizes the weighted-average assumptions the Company used in its grant date fair value calculations under SFAS No. 123(R):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.68%	5.13%	4.51%	4.85%
Expected dividend yield	None	None	None	None
Expected option term	5.4 years	5.3 years	5.4 years	5.3 years
Volatility	62.2%	67.2%	64.0%	67.2%

SFAS No. 123(R) requires the application of an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon comparable companies’ data and will adjust its estimate of forfeitures if actual forfeitures differ, or are expected to differ from the Company’s estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2007 was $2.56 and $2.33, respectively, based on the assumptions in the Black-Scholes valuation model discussed above.

As of September 30, 2007, there was $3,604 of unrecognized stock-based compensation costs. These costs are expected to be recognized over a weighted average period of 2.8 years.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services, and are periodically revalued as the equity instruments vest. The Company recognizes the fair value of these equity instruments as expense over the related service period.

For the three and nine months ended September 30, 2006 and 2007, and for the period from May 20, 1997 (date of inception) to September 30, 2007, the total stock-based compensation expense in connection with stock options issued and outstanding amounted to:

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from May 20, 1997 (date of inception) through September 30, 2007
	2007	2006	2007	2006
Stock-based compensation	$399	$85	$1,749	$254	$3,190

Stock Option Plans

At September 30, 2007, the Company’s 2005 Stock Option Plan (“2005 Plan”) provided for the grant of options for the purchase of 2,547,735 shares of common stock plus any shares of common stock covered by outstanding options under the Re-Amended and Restated Stock Option Plan of Targanta Québec (“Targanta Québec Plan”) that are forfeited and returned for reissuance under the Targanta Québec Plan, such number not to exceed 16,951 shares of common stock. As a result, at September 30, 2007, the maximum aggregate number of shares of common stock available for issuance under the 2005 Plan was 2,564,686. Under the 2005 Plan, options may be granted, at the discretion of the board of directors, to employees, non-employee directors, consultants and service providers to the Company or any of its subsidiaries. The 2005 Plan provides that option exercise prices must at least equal the fair market value of the common stock on the date of grant. This plan also provided that if there is no public trading market for the Company’s common stock at the time a grant was made, the fair value of the common stock on the date of grant would be determined by the board of directors.

No option may be granted under the 2005 Plan to any person who owns, directly or indirectly stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of any entity owning at least a majority of the voting stock of the Company, if any, or any of its subsidiaries, unless the exercise price of the shares subject to such option was fixed at not less than 110% of the fair market value of shares of the Company’s common stock on the date of grant of such shares. Further, no person may be granted a number of options in any one taxable year in excess of 25% of the options issued or issuable under the 2005 Plan. Options granted under this plan are exercisable over a ten-year period from the date of grant or such lesser period of time as the board of directors may approve. Options granted under this plan vest over a period of one to five years or such lesser period of time as the board of directors may approve.

At September 30, 2007 there were 185,090 shares of common stock available for future grant under the 2005 Plan.

On May 8, 2007, the Compensation Committee of the Company’s board of directors granted options to the Company’s officers and employees and certain non-employee directors to purchase a total of 2,214,808 shares of the Company’s common stock at an exercise price of $4.00 per share. This grant consisted of new awards for a total of 2,162,785 shares of common stock and replacement awards for a total of 52,023 shares of common stock. All of these options were granted pursuant to the terms and conditions of the Company’s 2005 Plan. These options generally vest quarterly over four years, subject to acceleration of all unvested options if the employment of the option holder is terminated for any reason in the two years following a change of control. In the case of certain long-time employees, both new and replacement option grants vest quarterly in arrears over four years with an initial vesting date of April 1, 2006. A total of 52,023 options to purchase shares of the Company’s common stock with exercise prices that ranged from $28.80 to $56.40 were cancelled upon acceptance of the replacement options.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

For the 52,023 options where the Company granted a new option in exchange for the cancellation and replacement of old options, the Company applied the guidance included in SFAS No. 123(R) for a modification of the terms of the cancelled option. The Company measured the incremental compensation cost as the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date in accordance with paragraph 51 of SFAS No. 123(R). The total compensation cost measured at the date of the cancellation and replacement is the portion of the grant-date fair value of the original award for which the requisite service is expected to be rendered at that date plus the incremental cost resulting from the cancellation and replacement. As such, the Company expects to record approximately $222 of stock-based compensation expense over the remaining service period of the replacement awards.

On May 15, 2007 the board of directors granted an option to a non-employee director to purchase a total of 31,250 shares of the Company’s common stock at an exercise price of $4.00 per share. This option was granted pursuant to the terms of the Company’s 2005 Plan. This grant will vest ratably in four equal installments on the date of the grant and each of the first three anniversaries of the grant date.

On July, 23, 2007, the Compensation Committee of the Company’s board of directors granted options to employees to purchase a total of 130,625 shares of the Company’s common stock at an exercise price of $4.40 per share. These options were granted pursuant to the terms of the Company’s 2005 Plan and will vest quarterly over a four year period.

A summary of the status of the Company’s stock option plans at September 30, 2007 and changes during the nine months then ended is presented in the table below:

	Shares of Common Stock Attributable to Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	57,500	$40.75	8.72	$—
Granted	2,376,683	4.02
Exercised	—	—
Cancelled	(56,243)	38.81

Outstanding at September 30, 2007	2,377,940	$4.08	9.61	$—

Vested or expected to vest at September 30, 2007	2,291,961	$4.08	9.61	$—

Exercisable at December 31, 2006	17,180	$34.21	7.18	$—

Exercisable at September 30, 2007	658,366	$4.21	9.57	$—

No options were exercised in the nine months ended September 30, 2007.

The Company’s 2007 Equity Incentive Plan (“2007 Plan”) became effective as of the pricing of the Company’s initial public offering on October 9, 2007. As of October 9, 2007, the Company is no longer granting options under its 2005 Plan. The 2007 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and cash-based awards. The Company initially reserved 1,258,138 shares of its common stock for the issuance of awards under the 2007 Plan, such number subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In addition, the number of shares available for future grant under the 2007 Plan will automatically increase each year by an amount equal to 3.5% of all shares of the Company’s capital stock outstanding on January 1st of each year unless the Company’s board of directors takes action in any given year to set this increase at a lesser amount. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, awards that are returned to the Company’s 2005 Plan as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2007 Plan. No awards have been granted under the 2007 Plan as of September 30, 2007.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

The 2007 Plan is administered by the Company’s compensation committee, or another committee of at least two independent, non-employee directors. The administrator of the 2007 Plan has full power and authority to select the participants to whom awards will be granted, to grant any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of the 2007 Plan.

All full-time and part-time officers and other employees, non-employee directors and other key persons (including consultants and prospective employees) are eligible to participate in the 2007 Plan, subject to the discretion of the administrator. There are certain limits on the number of awards that may be granted under the 2007 Plan. For example, no more than 3,249,400 shares of stock may be granted in the form of stock options or stock appreciation rights to any one individual during any one-calendar-year period under the 2007 Plan.

The exercise price of stock options awarded under the 2007 Plan may not be less than the fair market value of the Company’s common stock on the date of the option grant and the term of each option may not exceed 10 years from the date of grant. The administrator of the 2007 Plan will determine at what time or times each option may be exercised and, subject to the provisions of the 2007 Plan, the period of time, if any, after retirement, death, disability or other termination of employment during which options may be exercised.

3. Commitments

May 2007 Lease Obligations

In May 2007, the Company entered into a non-cancelable operating lease for 11,533 square feet of office space in Indianapolis, Indiana, which lease commenced on June 1, 2007 and expires on August 31, 2010. The lease agreement provides for free rent for the first three months of the lease term and also has escalating rent payments over the life of the lease. Upon commencement of the lease, the Company is recording a deferred rent liability related to the free rent and escalating rent payments. The Company records the rent expense for this lease on a straight-line basis. Additionally, in May 2007, the landlord paid $30 for tenant improvements on behalf of the Company. The Company has recorded the tenant improvements as a lease incentive obligation and is amortizing this amount as a reduction of rent expense over the life of this lease.

In May 2007, the Company amended the lease for its Cambridge, Massachusetts facility to expand the rentable square feet by 1,471 and extend the term through October 2009, with two one-year renewal options. The amended lease has escalating rent payments over the life of the lease. The Company records the rent expense for this lease on a straight-line basis.

4. Debt

InterMune Convertible Note

On September 10, 2007, the Company achieved the second milestone under a convertible promissory note originally issued to InterMune in December 2005 and amended in January 2007 (the “InterMune Convertible Note”) and promptly increased the outstanding principal balance on the InterMune Convertible Note by $7.5 million. In accordance with its terms, the InterMune Convertible Note automatically converted into 358,798 shares of the Company’s Series C-2 Convertible Preferred Stock and 358,797 shares of the Company’s Series C-3 Convertible Preferred Stock. The Company also issued to InterMune a warrant to purchase 35,553 shares of Series C-1 Convertible Preferred Stock at an exercise price of $13.06 per share. Accordingly, the Company recorded $7.7 million as additional acquired in-process research and development expense in the three months ended September 30, 2007, which amount represents the fair value as determined by the Company of the shares of Series C-2 Convertible Preferred Stock, Series C-3 Convertible Preferred Stock and warrant for Series C-1 Convertible Preferred Stock issued to InterMune upon achievement of this milestone.

As a result, as of September 10, 2007, there was no outstanding balance on or remaining obligations under the InterMune Convertible Note and this note was extinguished.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

Merrill Lynch Capital Term Note

On September 24, 2007, the Company entered into a $20.0 million credit facility with Merrill Lynch Capital and two other lenders. In connection with this credit facility, on September 24, 2007, the Company issued to Merrill Lynch Capital and the two other lenders term notes in the aggregate principal amount of $20.0 million (referred to collectively as the “MLC Term Note”). Interest on the borrowings under the MLC Term Note is at an annual rate of 11.14%. The Company may have to pay an additional 5% in excess of this rate if the Company is in default under the terms of the agreement. The Company is obligated to make interest-only payments through February 2008 followed by 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In addition to the interest under the MLC Term Note, the Company is obligated to pay an exit fee of 4.0% of the original amount borrowed (or $800) at the time of the final payment of the outstanding principal. This amount is being amortized to interest expense over the term of the MLC Term Note. In addition to the exit fee, if the Company prepays any portion of the principal outstanding under the MLC Term Note, the Company is obligated to pay a prepayment fee based on the amount prepaid of 3% in the first year, 2% in the second year, 1% in the third year and 0% thereafter.

The MLC Term Note is secured by all or substantially all of the Company’s assets, excluding intellectual property. The MLC Term Note also contains certain restrictive covenants, including the need for the Company to receive the prior written consent of Merrill Lynch Capital to enter into acquisitions with an aggregate amount in excess of $500 or to incur purchase money debt in excess of $250.

The MLC Term Note provides that it shall be a default under this note if there occurs and continues for ten days any fact, event or circumstance that has or could reasonably be expected to result in a “Material Adverse Effect.” The MLC Term Note defines a “Material Adverse Effect” to mean a material adverse change with respect to (i) the condition (financial or otherwise), operations, business, properties or prospects of the Company; (ii) the rights and remedies of the lenders under the MLC Term Note, or the ability of the Company to perform any of its obligations under the MLC Term Note or any related documents or agreements; (iii) the legality, validity or enforceability of the MLC Term Note or any related document or agreement; (iv) the existence, perfection or priority of any security interest granted in the MLC Term Note; or (v) the value of any material intellectual property or material collateral securing the MLC Term Note. The MLC Term Note further provides, however, that a “Material Adverse Effect” does not include a request by the FDA requiring the Company to run an additional clinical trial for oritavancin.

In connection with the MLC Term Note, the Company issued warrants to purchase a total of 45,942 shares of the Company’s Series C-1 Convertible Preferred Stock at an exercise price of $13.06 per share to Merrill Lynch Capital and the two other lenders. The warrants are exercisable for the shorter of (a) 5 years from the date of an initial public offering of the Company’s common stock (completed on October 15, 2007), or (b) 7 years from the date of issuance of the warrants. The Company recorded the fair value of the warrants of $253 as a discount to the MLC Term Note and is amortizing the discount to interest expense over the term of the MLC Term Note using the effective yield method. The fair value of the warrants issued to Merrill Lynch Capital and the two other lenders was calculated using the Black-Scholes option pricing model with the following assumptions: fair value of Series C-1 Convertible Preferred Stock of $9.43 per share, weighted average volatility factor of 62.2%, a weighted average risk-free interest rate of 4.38%, no dividend yield and a contractual life of 7 years.

IQ Loan Facility

On September 24, 2007, the Company used $10.0 million of the proceeds from the MLC Term Note to pay off the outstanding balance under an existing loan facility originally provided by Investissement, Québec (“IQ”) to Targanta Québec in April 2004 (the “IQ Loan Facility”). As a result of the repayment of the IQ Loan Facility, the Company wrote off and recorded as interest expense $545 of deferred financing costs related to the IQ Loan Facility. Additionally, the Company issued to IQ a warrant to purchase 8,200 shares of Series B Convertible Preferred Stock in replacement of a like warrant originally issued to IQ by Targanta Québec in April 2004 for 6,837 Class B Preferred Exchangeable Shares of Targanta Québec, plus an additional 1,363 Class B Preferred Exchangeable Shares of Targanta Québec resulting from the January 2007 payment of the accrued stock dividend on the outstanding shares of the Company’s Series B Convertible Preferred Stock.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

On September 24, 2007, upon the cancellation of the warrant originally issued to IQ by Targanta Québec, the Company wrote off the remaining fair value of the of the warrant and recorded a credit to interest expense in the amount of $714. Additionally, the Company recorded the fair value of the warrant to purchase Series B Convertible Preferred Stock issued on September 24, 2007 of $414 as warrants to purchase shares subject to redemption in current liabilities in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”) and FASB Staff Position No. 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that Are Redeemable (“FSP 150-5”) and the offsetting debit was to interest expense. The fair value of the warrant issued on September 24, 2007 was calculated using the Black-Scholes option pricing model with the following assumptions: fair value of Series B Redeemable Convertible Preferred Stock of CAN $195.12, weighted average volatility factor of 62.2%, a weighted average risk-free interest rate of 3.99%, no dividend yield and a contractual life of 1 year. The warrant is revalued each reporting period, with the resulting change in fair value recorded in interest expense. Effective as of the pricing of the Company’s initial public offering on October 9, 2007, the Company is no longer obligated to redeem the shares issuable under the IQ warrant and the fair value of the warrant was reclassified to additional paid-in capital.

Deferred Financing Costs

In the nine months ended September 30, 2007, the Company paid approximately $111 in financing costs in connection with the MLC Term Note. These expenses have been deferred and are included in deferred financing costs on the consolidated balance sheets. These deferred financing costs are being expensed over the term of the MLC Term Note. The Company recognized interest expense of $1 and $0 in the three months ended September 30, 2007 and 2006, respectively, and $339 and $181 in the nine months ended September 30, 2007 and 2006, respectively, related to the amortization of the deferred financing costs on the Company’s debt.

5. Convertible Preferred Stock

Convertible Preferred Stock, on an as-if exchanged basis, consists of the following:

	September 30, 2007	December 31, 2006
Series A Convertible Preferred Stock, par value $0.0001; 20,000 shares authorized; 15,643 shares issued and outstanding at September 30, 2007 and December 31, 2006, net of issuance costs	$1,458	$1,458
Series B Convertible Preferred Stock, par value $0.0001; 245,000 shares authorized; 143,860 shares issued and outstanding at September 30, 2007 and none at December 31, 2006, net of issuance costs	15,198	—
Series C-1 Convertible Preferred Stock, par value $0.0001; 3,200,000 shares authorized; 2,361,017 shares issued and outstanding at September 30, 2007 and none at December 31, 2006, net of issuance costs	22,557	—
Series C-2 Convertible Preferred Stock, par value $0.0001; 1,600,000 shares authorized; 1,439,969 shares issued and outstanding at September 30, 2007 and none at December 31, 2006, net of issuance costs	14,350	—
Series C-3 Convertible Preferred Stock, par value $0.0001; 9,500,000 shares authorized; 6,692,771 shares issued and outstanding at September 30, 2007 and none at December 31, 2006, net of issuance costs	67,970	—

	$121,533	$1,458

At December 31, 2006, the Company had outstanding 115,169 shares of Series B Redeemable Convertible Preferred Stock. The holders of the Series B Redeemable Convertible Preferred Stock were entitled to receive per share, in preference and in priority to any declaration and payment of dividends on the shares of all other classes or series of stock, a cumulative annual dividend at a rate of 8% per annum on the original issue price. On January 31, 2007, the Company effected a stock dividend as payment for the accumulated dividends on the Series B Redeemable Convertible Preferred Stock by the issuance of 28,691 shares of Series B Redeemable Convertible Preferred Stock.

The Company’s Series B Convertible Preferred Stock was created upon filing of the Company’s Second Amended and Restated Certificate of Incorporation on January 31, 2007, at which time all outstanding shares of the Company’s Series B Redeemable Convertible Preferred Stock were automatically converted into shares of the Company’s Series B Convertible Preferred Stock.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

On January 31 and February 16, 2007, upon receipt of net proceeds of approximately $57.8 million (including the reinvestment of repaid convertible notes in the amount of approximately $2.2 million, including principal and accrued interest) and the conversion of (a) approximately $34.9 million of principal and accrued interest on outstanding convertible notes issued by the Company in October and December 2005, as amended (the “Convertible Notes”); (b) the outstanding balance on the InterMune Convertible Note (which amount was reduced from $13.0 million to $10.0 million contemporaneously with this transaction); and (c) the outstanding principal and accrued interest on the convertible debentures issued by the Company in December 2006 (the “Convertible Debentures”), the Company issued (on an as-if exchanged basis) an aggregate of 2,361,017 shares of Series C-1 Convertible Preferred Stock, 722,374 shares of Series C-2 Convertible Preferred Stock, and 5,975,176 shares of Series C-3 Convertible Preferred Stock.

In January 2007, the Company achieved the first milestone under the InterMune Convertible Note and promptly increased the outstanding principal balance on the InterMune Convertible Note by $7.5 million. Thereafter, in early February 2007, the Company converted the increased balance under that note into 358,797 shares of Series C-2 Convertible Preferred Stock and 358,798 shares of Series C-3 Convertible Preferred Stock.

In connection with the Series C financing and the Company’s achievement of the first milestone under the InterMune Convertible Note, the Company also issued warrants (on an as-if exchanged basis) to purchase up to 484,354 shares of Series C-1 Convertible Preferred Stock (the “Series C Warrants”). The exercise price of the Series C Warrants is $13.06 per share and the Series C Warrants are exercisable for the shorter of (a) 5 years from the date of an initial public offering of the Company’s common stock (completed on October 15, 2007), or (b) 7 years from the date of issuance of the Series C Warrants. The Company also issued warrants to purchase up to 37,313 shares of common stock (the “Common Stock Warrants”). The exercise price of the Common Stock Warrants is $8.36 per share and the Common Stock Warrants are exercisable for the shorter of (a) 5 years from the date of an initial public offering of the Company’s common stock (completed on October 15, 2007) or (b) 7 years from the date of issuance of the Common Stock Warrants.

On September 10, 2007, the Company achieved the second milestone under the InterMune Convertible Note and promptly increased the outstanding principal balance on the InterMune Convertible Note by $7.5 million. The Company immediately converted the increased balance under that note into 358,798 shares of Series C-2 Convertible Preferred Stock and 358,797 shares of Series C-3 Convertible Preferred Stock. The Company also issued to InterMune a Series C Warrant for the purchase of 35,553 shares of Series C-1 Convertible Preferred Stock.

Liquidation preferences for the convertible preferred stock are as follows:

•

First, the holders of shares of Series C-3 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock shall be paid an amount equal to the original issue price of $10.45157 per share (subject to adjustment), plus any declared and unpaid dividends thereon. However, as a result of the Company achieving both of the milestones under the InterMune Asset Purchase Agreement entered into on December 23, 2005, the Series C-3 Convertible Preferred Stock ranks senior to the Series C-2 Convertible Preferred Stock such that the entire Series C-3 Convertible Preferred Stock liquidation preference shall be paid in full prior to any payment in respect of the Series C-2 Convertible Preferred Stock. After payments to the holders of Series C-3 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock are made, holders of the outstanding shares of Series C-1 Convertible Preferred Stock shall receive an amount per share equal to $10.45157 per share (subject to adjustment), plus any declared and unpaid dividends.

•

After payments are made to the holders of the Series C Convertible Preferred Stock as set forth above, the holders of the outstanding shares of Series B Convertible Preferred Stock shall receive an amount per share equal to $199.50 per share (subject to adjustment), plus accrued and unpaid dividends.

•

After payments are made to the holders of the Series C Convertible Preferred Stock and Series B Convertible Preferred Stock as set forth above, holders of all the outstanding shares of the Company’s Series C Convertible Preferred Stock, Series B Convertible Preferred Stock, Series A Convertible Preferred Stock and common stock shall share in the balance of any proceeds remaining for distribution on a pro rata, as-if-exchanged and as-if-converted to common stock basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on October 10, 2007. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative antibiotics for serious infections treated or acquired in hospitals and other institutional settings. We are developing oritavancin, a novel intravenous antibiotic, for the treatment of serious gram-positive bacterial infections including complicated skin and skin structure infections (“cSSSI”) and bacteremia. We expect to submit a new drug application (“NDA”) for oritavancin for the treatment of cSSSI to the United States Food and Drug Administration (the “FDA”) in the first quarter of 2008 and hope to receive regulatory approvals in late 2008 in the United States and thereafter in Europe. We plan on commercializing oritavancin through our own direct sales force in the United States and in select other countries, and to out-license oritavancin to third parties in other countries as we deem appropriate. In addition, we have discovered another antibiotic that is currently in pre-clinical development for osteomyelitis, and we continually evaluate opportunities for potential in-licensing of other antibiotics for the treatment of hospital-based infections.

We acquired worldwide rights to oritavancin from InterMune in December 2005, and believe that since then we have greatly improved the commercial and economic prospects for the drug by resolving several important issues with the FDA and by substantially lowering the royalty rate that may be payable to Eli Lilly and Company, the original discoverer of oritavancin. Our strategy is to capitalize on the unique attributes of oritavancin to develop it into a leading therapy worldwide for the treatment of serious gram-positive infections, initially for cSSSI and subsequently for other indications.

We were incorporated as a Delaware corporation on December 6, 2005 and have two subsidiaries in Canada. We initiated operations through our Québec subsidiary in May 1997 in Montreal, Québec. To date, we have dedicated substantially all of our activities to the research and development of our drug candidates. Accordingly, we are considered to be in the development stage at September 30, 2007, as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our fiscal year ends on December 31 and we operate as one reportable segment. In 2005, we changed our fiscal year end from May 31 to December 31. Prior to our acquisition of oritavancin in December 2005, we were focused on early-stage research in the area of antibiotics and the application of our proprietary phage technology.

On October 9, 2007, the SEC declared our Registration Statement on Form S-1, as amended, for our initial public offering of 5,750,000 shares of our common stock (Registration No. 333-142842) effective. We sold the shares of common stock in this initial public offering at the initial public offering price of $10.00 per share. We received from the offering net proceeds of approximately $51.4 million after deducting underwriting discounts and commissions and offering expenses of approximately $2.1 million.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception in 1997. We incurred net losses of $5.8 million and $5.3 million in fiscal years ended May 31, 2004 and 2005, respectively, $15.6 million for the seven months ended December 31, 2005, $30.1 million for the fiscal year ended December 31, 2006 and $52.7 million for the nine months ended September 30, 2007. As of September 30, 2007, we had a deficit accumulated during the development stage of $116.3 million and we expect to incur losses for the foreseeable future.

We expect to incur substantial expenditures in the foreseeable future for the continued development of our product candidates and, if we obtain regulatory approval, for the commercialization of those products. We expect to continue to incur operating losses for at least the next several years and we will need additional financing to support our activities. We will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us or pursue merger or acquisition strategies.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates – which also would have been reasonable – could have been used, which would have resulted in different financial results. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on October 9, 2007. There have been no changes to these critical accounting policies in the three months ended September 30, 2007.

Results of Operations

Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006

Revenue. We recorded no revenue during the three and nine months ended September, 30, 2007 or 2006.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2007and 2006:

	Three months ended September 30,		Percentage Increase (Decrease)	Nine months ended September 30,		Percentage Increase (Decrease)
	2007	2006		2007	2006
	(in thousands)			(in thousands)
Operating Expenses
Research and development	$10,974	$2,402	356.9%	$25,818	$7,215	257.8%
Acquired in-process research and development	$7,652	$—	100.0%	$17,152	$—	100.0%
General and administrative	$2,452	$919	166.8%	$7,234	$2,180	231.8%

Research and development expense

Research and development expense for the three months ended September 30, 2007 was $11.0 million, compared to $2.4 million for the three months ended September 30, 2006. The $8.6 million increase during the three months ended September 30, 2007 in research and development expense was primarily the result of a $5.4 million increase in research contract expense, which included an increase of $4.4 million in clinical trials expense resulting from clinical trials conducted for oritavancin, as well as in vitro clinical database work performed for the oritavancin program and an increase of $1.0 million in third party product manufacturing, validation and process development expense incurred in preparation for the commercial launch of oritavancin. Additional factors that contributed to the increase in research and development expense were a $1.2 million increase in scientific consultant expense, primarily due to preparation for the oritavancin NDA submission, and a $1.1 million increase in salaries and benefits expenses, mainly due an increased number of employees working on the oritavancin program. Also, a $184,000 increase in stock-based compensation expense, a $173,000 increase in laboratory supply costs, a $152,000 increase in rent expense, mainly due to additional facility space that we occupied, and a $139,000 increase in conference and travel expense, primarily due to increased presence at anti-infective conferences, contributed to the increase in research and development expense.

Research and development expense for the nine months ended September 30, 2007 was $25.8 million, compared to $7.2 million for the nine months ended September 30, 2006. The $18.6 million increase during the nine months ended September 30, 2007 in research and development expense was primarily the result of a $11.0 million increase in research contract expense, which included an increase of $9.6 million of clinical trials expense resulting from clinical trials being conducted for oritavancin, as well as in vitro clinical database work performed for the oritavancin program, and an increase of $1.4 million in third party product manufacturing, validation and process development work in preparation for the commercial launch of oritavancin. Additional factors that contributed to the increase in research and development expense were a $2.7 million increase in salaries and benefits expenses, mainly due to an increased number of employees working on the oritavancin program, and a $2.4 million increase in scientific consultant expense, primarily due to preparation for the oritavancin NDA submission. Also, a $0.8 million increase in stock-based compensation expense, a $0.7 million increase in laboratory supply costs, a $328,000 increase in conference and travel expense, primarily due to increased presence at anti-infective conferences, and a $238,000 increase in rent expense, mainly due to additional facility space that we occupied, contributed to the increase in research and development expense.

Acquired in-process research and development expense

Acquired in-process research and development expense for the three months ended September 30, 2007 was $7.7 million, compared to no expense for the three months ended September 30, 2006. The $7.7 million increase during the three months ended September 30, 2007 in acquired in-process research and development expense was due to our achievement of the second milestone under the InterMune Convertible Note and reflects the fair value of the shares of Series C-2 Convertible Preferred Stock and Series C-3 Convertible Preferred Stock and warrants to purchase shares of Series C-1 Convertible Preferred Stock issued to InterMune upon our achievement of this milestone.

Acquired in-process research and development expense for the nine months ended September 30, 2007 was $17.2 million, compared to no expense for the nine months ended September 30, 2006. The $17.2 million increase during the nine months ended September 30, 2007 in acquired in-process research and development expense resulted from a $7.5 million expense due to our achievement of the first milestone under the InterMune Convertible Note and a $7.7 million expense due to our achievement of the second milestone under the InterMune Convertible Note, combined with a $2.0 million milestone cash payment made to InterMune in the first quarter of 2007. The $7.5 million first milestone expense and $7.7 million second milestone expense reflect the respective fair values of the shares of Series C-2 Convertible Preferred Stock and Series C-3 Convertible Preferred Stock and warrants to purchase shares of Series C-1 Convertible Preferred Stock issued to InterMune upon our achievement of these milestones.

General and administrative expense

General and administrative expense for the three months ended September 30, 2007 was $2.4 million, compared to $0.9 million for the three months ended September 30, 2006. The $1.5 million increase during the three months ended September 30, 2007 in general and administrative expense was primarily the result of a $637,000 increase in salaries and benefits expenses resulting from the hiring of additional administrative staff (including our Chief Executive Officer and Chief Financial Officer) and a $414,000 increase in market research expenses related to the development of oritavancin. Additional factors contributing to the increase in general and administrative expense were a $189,000 increase in professional and consulting fees, comprised of a $201,000 increase in consulting fees primarily related to oritavancin pre-launch expenses and administrative support expenses, an $81,000 increase in accounting and legal fees, partially offset by a $93,000 decrease in patent expense. Also, a $130,000 increase in stock-based compensation contributed to the increase in general and administrative expense.

General and administrative expense for the nine months ended September 30, 2007 was $7.2 million, compared to $2.2 million for the nine months ended September 30, 2006. The $5.0 million increase during the nine months ended September 30, 2007 in general and administrative expense was primarily the result of a $1.6 million increase in salaries and benefits expenses resulting from the hiring of additional administrative staff (including our Chief Executive Officer and Chief Financial Officer) and a $1.2 million increase in professional and consulting fees, primarily comprised of an increase of $638,000 in patent expense and accounting and legal fees related to our compliance with the regulatory requirements to which a public company is subject, as well, as an increase of $512,000 in consulting fees primarily related to oritavancin pre-launch expenses and administrative support expenses. Additional factors contributing to the increase in general and administrative expense were a $0.9 million increase in amounts paid for market research expenses, mainly due to market research for oritavancin, a $0.7 million increase in stock-based compensation expense, and a $253,000 increase in conferences, conventions and traveling expense, primarily due to increased presence at anti-infective conferences.

Interest income

Interest income for the three months ended September 30, 2007 was $541,000, compared to $70,000 for the three months ended September 30, 2006. The $471,000 increase in interest income for the three months ended September 30, 2007 was due to higher average cash and cash equivalents and short-term investments balances during the three months ended September 30, 2007, due to the receipt of approximately $14.0 million of net proceeds from the December 2006 closing of our Convertible Debenture financing, approximately $57.8 million of net proceeds from our January and February 2007 closings of our Series C financing and, to a lesser extent, the $20.0 million proceeds we received upon our issuance of the MLC Term Note in late September 2007.

Interest income for the nine months ended September 30, 2007 was $1.6 million, compared to $0.3 million for the nine months ended September 30, 2006. The $1.3 million increase in interest income for the nine months ended September 30, 2007 was due to higher average cash and cash equivalents and short-term investments balances during the nine months ended September 30, 2007, due to the receipt of approximately $14.0 million of net proceeds from the December 2006 closings of our Convertible Debenture financing, approximately $57.8 million of net proceeds from our January and February 2007 closings of our Series C financing and, to a lesser extent, the $20.0 million proceeds we received upon our issuance of the MLC Term Note in late September 2007.

Interest expense

Interest expense for the three months ended September 30, 2007 was $0.6 million, compared to $3.9 million for the three months ended September 30, 2006. The decrease in interest expense of $3.3 million for the three months ended September 30, 2007 was primarily due to a $3.6 million decrease in interest expense resulting from the January 2007 conversion of the outstanding Convertible Notes and Convertible Debentures into shares of Series C Convertible Preferred Stock and a $705,000 decrease in interest expense resulting from the cancellation of the IQ warrant originally issued by Targanta Québec. These decreases were partially offset by a $412,000 increase in interest expense related to the IQ warrant issued on September 24, 2007, a $542,000 increase in interest expense primarily due to the write off of the remaining deferred financing costs related to the IQ Loan Facility and $50,000 of interest expense related to the MLC Term Loan entered into in late September 2007.

Interest expense for the nine months ended September 30, 2007 was $2.5 million, compared to $12.1 million for the nine months ended September 30, 2006. The decrease in interest expense of $9.6 million for the nine months ended September 30, 2007 was primarily due to a $9.4 million decrease in interest expense resulting from the January 2007 conversion of the outstanding Convertible Notes and Convertible Debentures into shares of Series C Convertible Preferred Stock and a $1.4 million decrease in interest expense resulting from the cancellation of the IQ warrant originally issued by Targanta Québec. These decreases were partially offset by a $412,000 increase in interest expense related to the IQ warrant issued on September 24, 2007, a $775,000 increase in interest expense due to the write off of the remaining deferred financing costs related to the Convertible Notes, Convertible Debentures and IQ Loan Facility and $50,000 of interest expense related to the MLC Term Loan entered into in late September 2007.

Foreign exchange gain (loss)

Foreign exchange loss for the three months ended September 30, 2007 was $0.8 million, compared to a gain of $0.3 million for the three months ended September 30, 2006. The $1.1 million increase in foreign exchange loss for the three months ended September 30, 2007 resulted from the effect of a change in the functional currency of Targanta Québec from the Canadian dollar in 2006 to the United States dollar in 2007. As a result of this change in functional currency, in 2007 the translation adjustments resulting from the financial statements of Targanta Québec were recorded in foreign exchange loss in our statement of operations while in 2006 the translation adjustments were recorded in accumulated other comprehensive income (loss) in stockholders’ (deficit) equity.

Foreign exchange loss for the nine months ended September 30, 2007 was $1.7 million, compared to a gain of $56,000 for the nine months ended September 30, 2006. The $1.7 million increase in foreign exchange loss for the nine months ended September 30, 2007 resulted from the effect of a change in the functional currency of Targanta Québec from the Canadian dollar in 2006 to the United States dollar in 2007. As a result of this change in functional currency, in 2007 the translation adjustments resulting from the financial statements of Targanta Québec were recorded in foreign exchange loss in our statement of operations while in 2006 the translation adjustments were recorded in accumulated other comprehensive income (loss) in stockholders’ (deficit) equity.

Income tax benefit (expense)

Income tax benefit for the three months ended September 30, 2007 was $71,000, compared to an income tax expense of $107,000 for the three months ended September 30, 2006. The $178,000 decrease in income tax expense for the three months ended September 30, 2007 resulted from no longer needing to recognize any Part VI.I income tax expense on the accumulated dividends related to our Series B Redeemable Convertible Preferred Stock as a result of the January 2007 dividend payment and the termination of the cumulative dividend.

Income tax benefit for the nine months ended September 30, 2007 was $125,000, compared to an income tax expense of $319,000 for the nine months ended September 30, 2006. The $444,000 decrease in income tax expense for the nine months ended September 30, 2007 resulted from recording only one month’s Part VI.I income tax expense on the accumulated dividends related to our Series B Redeemable Convertible Preferred Stock in that period as compared to recording nine months Part VI.I income tax expense in the nine months ended September 30, 2006 as a result of the January 2007 dividend payment and the termination of the cumulative dividend.

Liquidity and Capital Resources

On October 9, 2007, our Registration Statement on Form S-1, as amended, for our initial public offering of 5.75 million shares of our common stock was declared effective by the SEC. On October 15, 2007, we sold these 5.75 million registered shares at the initial public offering price of $10.00 per share. We received from the offering net proceeds of approximately $51.4 million after deducting underwriting discounts and commissions and offering expenses of approximately $2.1 million.

Prior to our initial public offering, we financed our operations primarily through the sale of preferred stock and common stock, debt financings, interest earned on investments and investment tax credits. Through September 30, 2007, we have received aggregate gross proceeds of $125.8 million from financings, of which $70.4 million was from the issuance of preferred stock, $2.7 million was from the issuance of common stock and $52.7 million was from debt financings. Our cash and cash equivalents include amounts held in money market accounts, overnight investment accounts, certificates of deposit, commercial paper, corporate bonds and asset backed securities, stated at cost plus accrued interest, which approximates fair market value. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily to achieve liquidity and capital preservation. At September 30, 2007, we did not own any mortgage backed securities.

In January and February 2007, we issued (on an as-if exchanged basis) an aggregate of 9,776,162 shares of our Series C-1 Convertible Preferred Stock, Series C-2 Convertible Preferred Stock and Series C-3 Convertible Preferred Stock at a price of $10.45 per share, in consideration of (i) gross proceeds of approximately $58.1 million, (ii) the conversion of previously issued Convertible Notes and Convertible Debentures in the aggregate amount of $24.6 million, including principal and accrued interest, and (iii) the conversion of $17.5 million in outstanding principal on the InterMune Convertible Note. We issued 8,350,539 of those shares at an initial closing on January 31, 2007 and 708,028 shares at a second closing on February 16, 2007. We issued the remaining 717,595 shares on February 7, 2007 in accordance with the achievement of the first milestone under the InterMune Convertible Note. We also issued warrants exercisable in the aggregate (on an as-exchanged basis) for 484,354 shares of our Series C-1 Convertible Preferred Stock and 37,313 shares of common stock in connection with these share issuances.

On September 10, 2007, we achieved the second milestone under the InterMune Convertible Note and issued to InterMune 358,798 shares of Series C-2 Convertible Preferred Stock and 358,797 shares of Series C-3 Convertible Preferred Stock. We also issued to InterMune a warrant for the purchase of 35,553 shares of Series C-1 Convertible Preferred Stock at an exercise price of $13.06 per share.

On September 24, 2007, we entered into a $20.0 million credit facility with Merrill Lynch Capital and two other lenders pursuant to which we issued the MLC Term Note with an aggregate initial principal value of $20.0 million. Interest on the borrowings under the MLC Term Note is at an annual rate of 11.14%. We may have to pay an additional 5% in excess of this rate if we are in default under the terms of the agreement. We are obligated to make interest only payments through February 2008 followed by 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In addition to the interest under the MLC Term Note, we are obligated to pay an exit fee of 4.0% of the original amount borrowed at the time of the final payment of the outstanding principal. In addition to the exit fee, if we prepay any portion of the principal outstanding under the MLC Term Note, we are obligated to pay a prepayment fee based on the amount prepaid of 3% in the first year, 2% in the second year, 1% in the third year and 0% thereafter.

The MLC Term Note is secured by all or substantially all of our assets, excluding intellectual property. The MLC Term Note also contains certain restrictive covenants, including the need for us to receive the prior written consent of Merrill Lynch Capital to enter into acquisitions with an aggregate amount in excess of $500,000 or to incur purchase money debt in excess of $250,000. In connection with our issuance of the MLC Term Note, we issued to MLC and the two other lenders warrants to purchase a total of 45,942 shares of our Series C-1 Convertible Preferred Stock at an exercise price of $13.06 per share.

On September 24, 2007, we used $10.0 million of the proceeds from the MLC Term Note to pay off the outstanding balance of the IQ Loan Facility.

Prior to our initial public offering, as of September 30, 2007, we had cash and cash equivalents and short-term investments of approximately $48.7 million. Subsequent to this date, in October 2007, we consummated an initial public offering of shares of our common stock resulting in net proceeds of approximately $51.4 million. Our funds are currently invested in money market funds, overnight investment accounts, commercial paper and corporate obligations. We intend to use our cash to fund internal and external costs in connection with our anticipated NDA submission for oritavancin in the United States and for other regulatory filings thereafter in Europe; to fund clinical trials for oritavancin in cSSSI using a single administration, including our ongoing Phase 2 clinical trial entitled Single or Infrequent Doses for the Treatment of Complicated Skin and Skin Structure Infections or SIMPLIFI; and to continue the clinical development of oritavancin for other indications such as bacteremia; to fund commercial launch-related expenses for oritavancin including manufacturing, marketing, and sales, in anticipation of regulatory approval; to make regularly scheduled payments on our existing debt facilities; and to apply the remaining funds for general corporate purposes and the potential acquisition of, or investment in, technologies, products, or companies that complement our business.

The amounts and timing of our actual expenditures will depend upon numerous factors, including whether we obtain FDA approval for oritavancin and, if so, the timing of such approval, the success of the commercial launch of oritavancin if approved by the FDA, our cash flows from operations and the anticipated growth of our business.

We expect our existing resources to be sufficient to fund our planned operations into 2009.

Cash Flows

The following table summarizes our net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2007 and 2006:

	Nine months ended September 30,
	2007	2006
	($ in thousands)
Net cash provided by (used in):
Operating activities	$(27,009)	$(7,952)
Investing activities	(16,500)	(102)
Financing activities	64,072	(83)

Net increase (decrease) in cash and cash equivalents	$20,563	$(8,137)

Net cash used in operating activities. Net cash used in operating activities was $27.0 million for the nine months ended September 30, 2007, compared to $8.0 million for the nine months ended September 30, 2006. This $19.1 million increase in cash used in operations was due primarily to an increase in net loss of $31.2 million, which was a result of the increase in research and development and general and administrative expenditures as described above; a decrease in non-cash interest expense of $10.0 million; partially offset by an increase in non-cash acquired in-process research and development expense of $15.2 million; an increase in non-cash stock-based compensation expense of $1.5 million; an increase in the net changes in working capital items relating to operations of $3.6 million; and an increase in unrealized foreign exchange loss of $1.6 million.

Net cash used in investing activities. Net cash used in investing activities was $16.5 million for the nine months ended September 30, 2007, compared to net cash used in investing activities of $0.1 million for the nine months ended September 30, 2006. The $16.4 million increase in cash used was due to an $18.0 million increase in the cash used in the purchases of short-term investments and a $0.8 million increase in cash used for the purchase of property and equipment; partially offset by a $2.4 million increase in proceeds from the maturity of short-term investments.

Net cash provided by financing activities. Net cash provided by financing activities was $64.1 million for the nine months ended September 30, 2007, compared to net cash used by financing activities of $0.1 million for the nine months ended September 30, 2006. The $64.2 million increase in net cash provided was due to $57.8 million provided by our Series C financing transaction and $20.0 million in proceeds from the MLC Term Note; partially offset by a $10.0 million payment on the IQ Loan Facility, a $2.2 million increase in the payments on outstanding Convertible Notes and an increase of $1.6 million in deferred financing costs.

In April 2004, our Québec subsidiary entered into a loan agreement with IQ pursuant to which IQ provided the IQ Loan Facility of approximately $6.9 million (CAN $8.0 million). On September 24, 2007, we made a payment in the amount of $10.0 million in full repayment of all amounts outstanding under the IQ Loan Facility, including both principal and accrued interest. In connection with the IQ Loan Facility, in April 2004, we issued to IQ a warrant to purchase (on an as-if exchanged basis and taking into account additional shares issuable as a result of our January 2007 payment of accrued dividends on our outstanding shares of Series B Convertible Preferred Stock) up to 8,200 Class B preferred exchangeable shares of our Québec subsidiary, which warrant was not exercised. On September 24, 2007, in connection with our repayment of all amounts owed to IQ and our termination of the IQ Loan Facility, we terminated this original warrant and issued a replacement warrant, which replacement warrant is exercisable for up to 8,200 shares of our Series B Convertible Preferred Stock at an exercise price of CAN $195.12195 per share (or US $195.92524 as of September 30, 2007) and may be exercised by IQ at any time prior to September 24, 2008.

Contractual obligations

In May 2007, we entered into a non-cancelable operating lease for 11,533 square feet of office space in Indianapolis, Indiana, which lease commenced on June 1, 2007 and expires on August 31, 2010. The lease agreement provides for free rent for the first three months of the lease term and also has escalating rent payments over the life of the lease.

In May 2007, we amended the lease for our Cambridge, Massachusetts facility to expand the rentable square feet by 1,471 and extend the term through October 2009, with two one-year renewal options. The amended lease has escalating rent payments over the life of the lease.

On September 24, 2007, we entered into a $20.0 million credit facility with Merrill Lynch Capital and two other lenders pursuant to which we issued the MLC Term Note with an aggregate initial principal value of $20.0 million. Interest on the borrowings under the MLC Term Note is at an annual rate of 11.14%. We may have to pay an additional 5% in excess of this rate if we are in default under the terms of the agreement. We are obligated to make interest only payments through February 2008 followed by 36 equal monthly payments of principal plus accrued interest on the outstanding balance. In addition to the interest under the MLC Term Note, we are obligated to pay an exit fee of 4.0% of the original amount borrowed at the time of the final payment of the outstanding principal. In addition to the exit fee, if we prepay any portion of the principal outstanding under the MLC Term Note, we are obligated to pay a prepayment fee based on the amount prepaid of 3% in the first year, 2% in the second year, 1% in the third year and 0% thereafter.

There are no additional material obligations incurred by us that materially change the disclosure of our contractual obligations in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on October 10, 2007.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Recently issued accounting pronouncements

In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the requirements of SFAS No. 157; however, we do not believe that the adoption of SFAS No. 157 will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 159 will have a significant impact on our consolidated financial statements.

In June 2007, the EITF reached a final consensus on EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-3”). EITF 07-3 is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that non-refundable advance payments for future research and development activities should be capitalized until the goods have been delivered or related services have been performed. Adoption is on a prospective basis and could impact the timing of expense recognition for agreements entered into after December 31, 2007. We do not believe that the adoption of EITF 07-3 will have a significant impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2007, we had cash and cash equivalents and short-term investments of approximately $48.7 million, consisting of cash and highly liquid short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates, particularly because our investments are in short-term marketable securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Accordingly, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

As of December 31, 2006, the fair value of our Convertible Notes and Convertible Debentures approximated their carrying value. The interest rates on our Convertible Notes and Convertible Debentures were fixed and therefore not subject to interest rate risk. The interest rate on the IQ Loan Facility, which was terminated in its entirety and fully repaid on September 24, 2007, was IQ’s own prime rate plus 1.5%, which was 9.0% at December 31, 2006. Due to the variable interest rate associated with the IQ Loan Facility, our interest expense was sensitive to changes in the general level of market interest rates in Canada. Our outstanding MLC Term Note has a fixed interest rate and therefore has minimal exposure to changes in interest rates.

Foreign Currency Risk

Most of our transactions are conducted in United States dollars, although we do have some development and clinical trial agreements with vendors located outside the United States. Transactions under certain of these agreements are conducted in U.S. dollars while others are transacted in the applicable local currency. The expenses and capital spending of our Canadian subsidiaries are transacted in Canadian dollars and subject to foreign exchange rate risk. Our foreign currency transactions are translated into United States dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. After the repayment of the IQ Loan Facility, all material transactions are denominated in United States dollars and we have not entered into any material transactions that are denominated in foreign currencies. As a result, we do not believe that an immediate 10% change in the exchange rate applicable to our international business dealings would have a material impact on our results of operations or cash flows.

Effects of Inflation

We do not believe that inflation and changing prices over the nine months ended September 30, 2007 and 2006 had a significant impact on our results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a–15(b) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), the Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

As required by Rule 13a-15(d) of the 1934 Act, the Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and principal financial officer concluded no such changes during the fiscal quarter covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A.	Risk Factors

Investment in our common stock involves a high degree of risk and uncertainty. You should carefully consider each of the risks and uncertainties described below before you decide to invest in our common stock. You should also refer to the other information in this quarterly report, including our financial statements and related notes. If any of the following risks and uncertainties actually occurs, our business, financial condition, and results of operations could be severely harmed. This could cause the market price of our common stock to decline, and you could lose all or part of your investment.

Risks Related to our Business

We are dependent on the success of our lead product candidate, oritavancin, and we cannot give any assurance that it will receive regulatory approval, which is necessary before it can be commercialized.

Our near-term prospects are substantially dependent on our ability to submit an NDA on a timely basis for our lead product candidate, oritavancin, obtain FDA approval to market oritavancin and successfully commercialize this product. We currently plan to submit an NDA to the FDA in the first quarter of 2008 seeking approval to commercialize oritavancin for the treatment of cSSSI. We will not be able to commercialize oritavancin prior to obtaining FDA approval. Even if we submit an NDA to the FDA on our currently anticipated timeline, we would not expect to receive FDA approval and be able to commercialize this product until the fourth fiscal quarter of 2008, at the earliest. We cannot assure you that our timeline for filing an NDA for oritavancin will not be delayed, or that we will be able to obtain FDA approval for this product. If we are not able to commercialize oritavancin for cSSSI or for any other indications, we will not be able to generate product revenues in the foreseeable future, or at all. Oritavancin is the only one of our product candidates for which clinical trials have been conducted, and we do not expect to advance any other product candidates into clinical trials until 2009, if at all.

We have limited experience conducting clinical trials, and no prior experience in submitting an NDA to the FDA seeking regulatory approval to commercialize a drug. The two Phase 3 clinical trials that we intend to use in support of our NDA for oritavancin for cSSSI were conducted by our predecessors in the development of this drug. These two Phase 3 trials were designed and conducted as non-inferiority studies in which oritavancin was compared with vancomycin followed by cephalexin, an approved treatment for patients who have serious gram-positive infections. The goal of a non-inferiority study, such as those conducted with respect to oritavancin, is to show that a product candidate is not statistically less effective than the approved treatment.

It is possible that the FDA may refuse to accept our NDA for substantive review or may conclude after review of our data that our application is insufficient to allow approval of oritavancin. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit that data before it will reconsider our application. Depending on the extent of these or any other FDA required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing requirements on pharmaceutical products generally, and particularly in our areas of focus. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing oritavancin or any of our other product candidates, generating revenues, and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our application. If any of these outcomes occur, we may be forced to abandon our application for approval of oritavancin, which would materially adversely affect our business and could potentially cause us to cease operations.

We may experience significant delays in the launch of oritavancin for commercialization, which would delay our generation of revenues.

We could experience significant delays in the commercial launch of oritavancin due to many factors, including:

•

a delay in the filing of our NDA with the FDA, whether as a result of unforeseen delays in compiling clinical trial data from the Phase 3 trials conducted on oritavancin for inclusion in our NDA or otherwise;

•	the FDA’s refusal to accept our NDA, any requirement by the FDA that we conduct additional studies to support our NDA or the denial by the FDA of our NDA submission;

•

the receipt of unsatisfactory or unexpected results from the additional toxicology testing that we intend to perform as a result of a request from the FDA on existing oritavancin drug product produced by Abbott Laboratories (“Abbott”) and Catalent Pharma Solutions, Inc. (formerly Cardinal Health PTS, LLC) (“Catalent”), our current suppliers, which results could cause the FDA to refuse to approve our NDA, require us to conduct additional testing, require changes to our manufacturing process or prohibit us from using existing drug product inventory for the commercial launch of oritavancin;

•

any requirement by the FDA that the drug product we use for commercial launch contain a reduced level of impurities, which could potentially render our existing drug product inventory unusable for our planned commercial launch and would require us to expend considerable time and expense to replace that inventory for commercial launch, which may be impossible or cost-prohibitive;

•

any issues raised by the FDA in connection with its pre-approval inspections of the manufacturing facilities of our contract manufacturing partners, which may result in the FDA’s refusal to approve oritavancin for commercial sale or may require additional manufacturing validation studies or restrictions on operations, any of which would be costly and time consuming and require further FDA review and approval;

•

any delay in commencing and completing further Phase 2 and Phase 3 clinical trials of oritavancin for other indications, including for the treatment of cSSSI with a single, larger dose, or for the treatment of other indications;

•

the receipt of unsatisfactory or unexpected results from these further clinical trials, which could cause the FDA to require us to perform additional testing or to deny applications that we intend to submit in the future for additional indications for oritavancin;

•

a delay in filing required applications with foreign regulatory authorities and any requirement by a foreign regulatory authority that we conduct further clinical trials in order to qualify our application for approval; and

•

our failure to establish a sales and marketing force in the time frame that we anticipate and any failure or delay in getting oritavancin listed on hospital and health management organization formularies.

Any one or a combination of these events could significantly delay, or even prevent, our ability to commercialize oritavancin. If we are not successful in commercializing oritavancin, or if we are significantly delayed in doing so, our business, operating results and financial condition will be materially adversely affected.

Recent FDA and Congressional actions have led to uncertainty as to the standards for obtaining FDA approval of new drugs generally and new antibiotics specifically, and we cannot assure you that the FDA will not either require us to meet new standards in order to obtain approval for commercial sale of oritavancin or require us to demonstrate to the FDA’s satisfaction why trial results under superseded standards are adequate.

In the field of antibiotics, the FDA typically requires either superiority or non-inferiority trial designs depending on the specific indication for which the product candidate is seeking approval. In the context of the most serious and, if left untreated, potentially life-threatening infections (such as the infections oritavancin seeks to treat), the FDA often determines that a non-inferiority trial design is appropriate. In 2006, the FDA, for certain types of antibiotics for certain less serious, typically self-resolving infections, refused to accept successfully completed non-inferiority studies as the basis for approval. Instead, for some antibiotic products or trials involving comparator antibiotics, the FDA required placebo-controlled trials demonstrating the superiority of a drug candidate to placebo before considering approval. Conducting placebo-controlled trials for antibiotics can be time-consuming, expensive, and difficult to complete. Both the FDA and institutional review boards have ethical concerns about requiring or approving placebo controlled trials because these trials would deny some participating patients (those receiving placebo) access to any antibiotic therapy during the course of the trial. Even if FDA and institutional review board approval is obtained, it may be difficult to enroll patients in placebo-controlled trials, particularly for infections that are serious and, if left untreated, life-threatening, because certain patients would not receive antibiotic therapy. The FDA has not indicated whether all antibiotics would require placebo-controlled superiority studies for FDA approval. This lack of guidance creates uncertainties about the standards for approval of antibiotics in the United States.

Moreover, recent events, including complications arising from FDA-approved drugs, have raised questions about the safety of marketed drugs and may result in new legislation by the United States Congress and increased caution by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory approvals. In particular, non-inferiority studies have come under scrutiny from Congress, in part because of a congressional investigation as to the safety of Ketek, an antibiotic approved by the FDA on the basis of non-inferiority studies. Certain key members of Congress have asked the United States Government Accountability Office, an independent, non-partisan arm of Congress, to investigate the FDA’s reliance on non-inferiority studies as a basis for approval. It is possible that members of Congress may draft and introduce, and that Congress may pass, legislation that could significantly change the FDA’s approval process for antibiotics. If this were to happen, the path to regulatory approval for oritavancin might be significantly delayed.

The FDA has confirmed to us in writing that clinical trials relying on a non-inferiority trial design, like the two Phase 3 clinical trials conducted by our predecessors on oritavancin for cSSSI, are the appropriate type of trial design for the study of the safety and efficacy of oritavancin for the treatment of a serious and, if left untreated, life-threatening skin infection like cSSSI. However, though we have not been asked to date to do so, we cannot assure you that the FDA will not require us to perform additional clinical trials to demonstrate the non-inferiority or superiority of oritavancin as compared either to placebo or to previously approved treatments like vancomycin. In addition, we cannot assure you that the FDA will, when reviewing our NDA submission, consider the results of the two Phase 3 clinical trials of oritavancin sufficient.

If we cannot justify to the FDA the 15% non-inferiority margin used in the first Phase 3 study of oritavancin with respect to oritavancin’s benefit over placebo and its non-inferiority to vancomycin and other approved antibiotics, the FDA may not approve oritavancin without an additional Phase 3 study or at all.

A clinical trial designed to demonstrate non-inferiority aims to demonstrate that, at its lower limit or bound, the experimental drug candidate had efficacy results that fell within an approved range, or non-inferiority delta, relative to the efficacy results of the comparison drug (often referred to as the comparator or control arm of the trial). The first of the two Phase 3 studies of oritavancin for cSSSI conducted by our predecessors was designed to demonstrate non-inferiority on a primary endpoint with a delta, or difference, in cure rate of 15% between oritavancin and the comparator (vancomycin followed by cephalexin, an oral antibiotic). A 15% delta was appropriate for this non-inferiority trial at the time the FDA reviewed the protocol design of this Phase 3 trial, which commenced in 1999. The results of this first Phase 3 trial demonstrated oritavancin’s efficacy at the lower bound with a 95% probability of being not more than 14.8% less effective than the comparator arm, which was within the 15% non-inferiority delta for this trial. Although the trial results were within the then accepted 15% non-inferiority delta for this particular clinical trial, new International Conference on Harmonization (“ICH”) guidelines now request the sponsor to provide a reliable estimate of the placebo-adjusted cure rate of the control treatment (in our case, vancomycin) in a population similar to that enrolled in the trial, before selecting the non-inferiority margin. In pre-NDA meetings, the FDA has noted that a new retrospective justification by us of a 15% non-inferiority margin, based on the new ICH guidelines, will be a critical element in its review of this Phase 3 clinical trial. We are in the process of compiling materials and information in an effort to apply the new ICH guidelines to support retrospectively the 15% non-inferiority margin. If we are unable to identify sufficient materials and information to justify the 15% non-inferiority margin, or if the FDA does not find the materials and information we submit to be persuasive and sufficient to support approval of an NDA or find our justification for the use of a 15% non-inferiority delta compelling, we may be unable to obtain FDA approval for oritavancin without additional clinical trials or at all. Any requirement of the FDA that we conduct an additional Phase 3 study of oritavancin would entail substantial expense and delay, and we cannot assure you in such a case that oritavancin would ever receive FDA approval.

If we are unable to discover, develop or acquire product candidates that are safe and effective, our business will be adversely affected.

We have never commercialized any of our product candidates. Further, we are uncertain whether any of our product candidates will prove effective and safe in humans or meet applicable regulatory standards. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in pre-clinical testing and clinical trials than we have, have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The risk of failure for all of our product candidates is high. The data supporting our drug discovery and development programs is derived solely from laboratory experiments, pre-clinical studies and clinical studies. Further, we have limited experience conducting clinical trials, and the two Phase 3 clinical trials that we will use in support of the NDA we intend to submit to the FDA later this year for oritavancin for cSSSI were conducted by our predecessors in the development of oritavancin. There can be no assurance that the Phase 3 clinical trials conducted by our predecessors included a sufficiently large population of patients to demonstrate safety and efficacy sufficient for the FDA to approve the dosage levels that will be included in the product label within our NDA submission.

We anticipate performing further clinical trials of oritavancin over the next several years in an effort to establish its efficacy in other indications. Beyond oritavancin, our other compounds remain in the lead identification, lead optimization, pre-clinical testing and early clinical testing stages. It is, therefore, impossible to predict when or if any of our compounds and product candidates will prove effective or safe in humans or will receive regulatory approval.

In addition to internal development, an element of our strategy is to seek to in-license other innovative antibiotic product candidates from third parties. Our success in executing on this strategy depends upon our ability to identify, select and acquire the right product candidates and products on terms that are acceptable to us. Any product candidate we identify, license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities.

If we are unable to discover, develop or acquire medicines that are effective and safe in humans, our business will fail.

The development and testing of our product candidates are subject to extensive regulation, which can be costly and time consuming. Any of our product candidates may encounter unanticipated delays or suffer significant setbacks or fail in later clinical studies.

Product candidates that have shown promising results in early pre-clinical or clinical studies may subsequently suffer significant setbacks or fail in later clinical studies. Clinical studies involving our product candidates may reveal that those candidates are ineffective, inferior to existing approved medicines, unacceptably toxic or have other unacceptable side effects. Negative or inconclusive results from or adverse medical events during a clinical trial could cause the clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful.

Clinical testing is expensive, can take many years to complete and its outcome is uncertain. Failure can occur at any time during the clinical trial process. Additionally, the time required to obtain approval by the FDA is unpredictable, but typically takes many years following the commencement of clinical trials. If our clinical studies are substantially delayed or fail to prove the safety and effectiveness of our product candidates, we may not receive regulatory approval of any of our product candidates, and our business, operating results and financial condition will be materially harmed.

Further, we must conduct our clinical trials under protocols that are acceptable to regulatory authorities and to the committees responsible for clinical studies at the hospital sites at which these studies are conducted. We may experience delays in preparing protocols or receiving approval for them that may delay either or both of the start and finish of our clinical trials. In addition, we may receive feedback from regulatory authorities or results from earlier stage clinical studies that require modifications or delays in planned later stage clinical trials or that cause a termination or suspension of our drug development efforts. If we were to encounter any of these types of delays or suspensions, our drug development costs would likely increase and the timeline for our receipt of regulatory approvals would likely be delayed.

We may be required to suspend or discontinue clinical trials due to the occurrence of unacceptable side effects or other safety risks that could preclude or delay approval of our product candidates.

Our clinical trials may be suspended at any time for a number of reasons. We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to participants.

Many antibiotics produce significant side effects, including severe allergic reaction, decreased blood pressure, suppression of the bone marrow, inflammation, swelling at the site of injection, muscle toxicity, optic and peripheral neuropathies and headaches. In clinical trials performed to date, side effects of oritavancin have included headache, nausea, vomiting, constipation, phlebitis, dizziness, insomnia, diarrhea and histamine reactions such as flushing, wheezing and itching. In addition, future clinical trials could reveal other side effects. The incidence of these or other side effects could cause us to interrupt, delay or halt future clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates for any or all targeted indications. Even if we believe our product candidates are safe, our data is subject to review by the FDA and comparable foreign regulatory authorities, which may disagree with our conclusions. Moreover, though we have clinical trial insurance, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in one of our clinical trials.

In 2004, InterMune, then the developer of oritavancin, requested a voluntary, self-imposed clinical hold on oritavancin prior to completion of two Phase 1 studies (OCSI-007 and OCSI-008) that were performed to evaluate drug-drug interaction and QT interval prolongation. InterMune requested this self-imposed clinical hold in part due to the observance of phlebitis, or vascular inflammation, at the infusion site judged to be unexpectedly greater in incidence and severity than anticipated. We have, since our acquisition of the rights to oritavancin from InterMune in December 2005, reexamined the data from all of the clinical trials with oritavancin and determined that the incidence of phlebitis in the clinical trials of oritavancin for cSSSI was not substantially higher than found with treatment with vancomycin or other glycopeptides. Further, we submitted our assessment of this data to the FDA and, at a January 2007 pre-NDA meeting, the FDA accepted our assessment and agreed to lift the voluntary clinical hold on oritavancin. Although we believe that we have satisfactorily resolved this safety concern, we cannot assure you that this historic safety concern or any other safety concerns will not result in significant delays in obtaining regulatory approval of our NDA or more stringent product labeling requirements for the cSSSI indication.

The regulatory approval process for our product candidates is complex and costly. If oritavancin or the other product candidates that we develop are not approved by regulatory agencies, including the FDA, we will be unable to commercialize them.

Before we can launch our product candidates for commercial distribution, we must provide the FDA and similar foreign regulatory authorities with data from pre-clinical and clinical studies that demonstrates that our product candidates are safe and effective for a defined indication. Our product candidates may face delays in receiving regulatory approval or may fail to receive regulatory approval at all for many reasons, including the following:

•	approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for a particular indication;

•	the results of clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval;

•	the FDA or other regulatory authorities may disagree with the design of our clinical trials;

•

we may be unable to demonstrate that a product candidate’s benefits outweigh its risks or that it presents an advantage over existing therapies, or over placebo in any indications for which the FDA requires a placebo-controlled trial;

•

the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from pre-clinical studies or clinical trials, including our assessment that the incidence of injection-site phlebitis in healthy volunteers in the clinical trials performed by our predecessors on oritavancin for cSSSI (which trials involved a higher dose of oritavancin than the one we will include in our initial NDA submission for oritavancin) was not substantially higher than shown for approved treatment protocols like vancomycin and other glycopeptides;

•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or to obtain regulatory approval in the United States or elsewhere, or may only be sufficient under subsequently superseded regulatory requirements;

•	we may encounter difficulty in maintaining contact with patients after treatment, resulting in incomplete clinical trial data;

•	we may face delays in patient enrollment and variability in the number and types of patients available for clinical studies;

•	clinical trials of our product candidates may result in adverse events, safety issues or side effects relating to our product candidates or their formulation into medicines; and

•	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of manufacturers with which we contract for clinical and commercial supplies.

We will not obtain regulatory approval for a product candidate in the United States unless and until the FDA approves an NDA. In order to market our medicines outside of the United States, we must obtain separate regulatory approvals in each country unless, in the case of the EU, we follow the centralized approval process. The approval procedure varies among countries and can involve additional testing. Further, the time required to obtain approval from foreign regulatory authorities may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. We have not yet submitted an NDA to the FDA or made a comparable submission in any foreign country for any of our product candidates, including oritavancin.

The FDA or comparable foreign regulatory authorities might decide that our data is insufficient for approval and require additional clinical trials or other studies. Additionally, recent events have raised questions about the safety of marketed drugs and may result in increased cautiousness by the FDA and/or comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations. Further, the FDA and comparable foreign regulatory authorities may decelerate regulatory approvals for new drug candidates and impose more stringent product labeling requirements in an effort to ensure that approved drugs are safe and efficacious. Any delay in obtaining, or any inability to obtain, applicable regulatory approvals would prevent us from commercializing our product candidates. Further, even if we do receive regulatory approval to market a commercial product, that approval may be subject to limitations on the indicated uses for the approved drug product. It is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain the necessary regulatory approvals for commercialization.

Oritavancin may not be accepted by physicians, patients, third party payors, or the medical community in general.

Even if oritavancin is approved by the relevant regulatory agencies, the commercial success of oritavancin will depend upon its acceptance by physicians, patients, third party payors and the medical community in general. If approved, oritavancin will compete with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, a number of existing antibiotics manufactured and marketed by major pharmaceutical companies and others, including linezolid (marketed by Pfizer as Zyvox) and daptomycin (marketed by Cubist as Cubicin), and potentially new antibiotics that are not yet on the market. Even if the medical community accepts that oritavancin is safe and efficacious for its approved indications, physicians may not immediately be receptive to the use of oritavancin or may be slow to adopt it as an accepted treatment for gram-positive infections. Moreover, in the future, infectious bacteria could develop resistance to oritavancin, particularly if it becomes widely used, which would render it less effective and therefore less appealing to physicians. This has happened to other antibiotics, including vancomycin. In the United States and elsewhere, sales of pharmaceutical products depend in significant part on the availability of coverage and reimbursement to providers and the consumer from third-party payors, such as government and private insurance plans. These third-party payors are increasingly challenging and negotiating the prices charged for medical products and services based on their degree of value to the patient. If not added to hospital and managed care organization formularies, oritavancin will not be available for prescription by treating physicians.

If we are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, oritavancin is preferable to vancomycin and other existing or subsequently-developed anti-infective drugs, we may never generate meaningful revenue from oritavancin. The degree of market acceptance of oritavancin depends on a number of factors, including, but not limited to:

•	the demonstrated clinical efficacy and safety of oritavancin;

•	our ability to educate the medical community about the safety and effectiveness of oritavancin;

•	the cost of treatment using oritavancin in relation to alternative treatments, including vancomycin and other generic antibiotics;

•	acceptance by physicians and patients of oritavancin as a safe and effective treatment;

•	the extent to which oritavancin is approved for inclusion on formularies of hospitals and managed care organizations;

•	the reimbursement policies of government and third party payors;

•	the perceived advantages of oritavancin over alternative treatments, including its potency, treatment period and side effects as compared to other alternative treatments;

•	the clinical indications for which oritavancin is approved and whether oritavancin is effective against a broad range of gram-positive infections or only certain ones;

•	the extent to which bacteria develop resistance to oritavancin, thereby limiting its efficacy in treating or managing infections;

•	whether oritavancin is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	relative convenience and ease of administration; and

•	prevalence and severity of side effects.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future.

We have been engaged in discovering and developing compounds and product candidates since May 1997. We only acquired worldwide rights to oritavancin from InterMune in December 2005. To date, we have not generated any product sales revenue from oritavancin or any drug product candidate, and we may never generate revenue from selling pharmaceutical products. Further, even if we are able to commercialize oritavancin or any other product candidate, there can be no assurance that we will ever achieve profitability. As of September 30, 2007, we had a deficit accumulated during the development stage of approximately $116.3 million.

Assuming we obtain FDA approval, we expect that our expenses will increase as we prepare for the commercial launch of oritavancin and as we conduct further clinical trials on oritavancin for other indications. We also expect that our research and development expenses will continue to increase as we continue to initiate new discovery programs and expand our development programs. As a result, we expect to continue to incur substantial losses for the foreseeable future, and these losses may be increasing. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

If we are unable to generate revenues from any product candidates, including oritavancin, or if we are unable to cost-effectively acquire other drug candidates or drug products, our ability to create long-term shareholder value may be limited.

We have no drug products that have been approved by the FDA. Our product candidate closest to possible commercialization is oritavancin, for which we have not yet filed an NDA and for which we must still seek and receive regulatory approval prior to commercial launch. We do not have any product candidates that will generate revenues in the near term. We note that most drug candidates never make it to the clinical development stage and even those that do make it into clinical development have only a small chance of gaining regulatory approval and becoming a drug product. If we are unable to commercialize any of our current or future drug candidates, including oritavancin, or to acquire any marketable drug products, our ability to create long-term shareholder value will be limited.

In the future, we may seek out opportunities to partner with other companies to acquire rights to other drug candidates or drug products, but there is no guarantee that we will be successful in these efforts. The market to acquire rights to promising drug candidates and drug products is highly competitive, and we would be competing with companies that have significantly more resources and experience than we have. In addition, proposing, negotiating, completing and integrating an economically viable drug product acquisition or license is a lengthy and complex process. We may not be able to acquire or license the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than oritavancin or any drug candidate that we are currently developing or that we may develop, which could render our technology obsolete and noncompetitive.

The competition in the market for therapeutic products that address infectious diseases is intense. Oritavancin faces competition in the United States from commercially available drugs such as vancomycin, marketed generically by Abbott, Shionogi & Co., Ltd., and others; daptomycin, marketed by Cubist Pharmaceuticals, Inc. as Cubicin; and linezolid, marketed by Pfizer, Inc. as Zyvox. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. Vancomycin, daptomycin and linezolid are all approved treatments for serious gram positive infections such as cSSSI. Further, daptomycin is an approved treatment for bacteremia, linezolid is an approved treatment for nosocomial pneumonia and vancomycin is an approved treatment for both bacteremia and pneumonia.

In addition, Pfizer is seeking FDA approval to market dalbavancin (under the name Zeven®) in the United States, which, according to filings made by Pfizer with the Securities and Exchange Commission, could occur during 2007, and, according to filings made by Theravance with the Securities and Exchange Commission, Theravance is seeking FDA approval to market telavancin in the United States and submitted an NDA for telavancin in 2006. Other drug candidates in development include ceftobiprole (developed by Johnson & Johnson) and iclaprim (developed by Arpida Ltd.), which, if approved, would compete in the intravenous antibiotic market and would target indications such as cSSSI. In addition, oritavancin may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before oritavancin in countries outside the United States and the European Union.

Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

•	discover and develop medicines that are superior to other products in the market;

•	attract qualified scientific, product development and commercial personnel;

•	obtain patent and/or other proprietary protection for our medicines and technologies;

•	obtain required regulatory approvals; and

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.

Any new medicine that competes with a generic market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. If approved, oritavancin must demonstrate these advantages, as it will compete with vancomycin, a relatively inexpensive generic drug that is manufactured by a number of companies, and a number of existing antibiotics marketed by major pharmaceutical companies. We will not achieve our business plan if the acceptance of oritavancin is inhibited by price competition or the reluctance of physicians to switch from existing drug products to oritavancin or if physicians switch to other new drug products, or choose to reserve oritavancin for use in limited circumstances. The inability to compete with existing drug products or subsequently introduced drug products would have a material adverse impact on our operating results.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or discovering, developing and commercializing medicines before we do. We are also aware of other companies that may currently be engaged in the discovery of medicines that will compete with the product candidates that we are developing.

Reimbursement may not be available for oritavancin or our other product candidates, which could make it difficult for us to sell our products profitably.

Market acceptance and sales of oritavancin or our product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for oritavancin or any of our other product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able successfully to commercialize oritavancin or any of our other products.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many injectable and infused products under Medicare. This has resulted in lower rates of reimbursement. There have been numerous other federal and state initiatives designed to reduce payment for pharmaceuticals.

As a result of legislative proposals and the trend towards managed health care in the United States, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly-approved drugs, which in turn will put pressure on the pricing of drugs. The availability of numerous generic antibiotics at lower prices than branded antibiotics, such as oritavancin, if it were approved for commercial introduction, may also substantially reduce the likelihood of reimbursement for oritavancin. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

Our ability to pursue the development and commercialization of oritavancin depends upon the continuation of our license from Eli Lilly and Company.

Our license agreement with Eli Lilly and Company provides us with a worldwide exclusive license to develop and sell oritavancin in fields relating to infectious diseases. Pursuant to the license agreement, we are required to make certain milestone and royalty payments to Lilly. The license rights to oritavancin granted to us could revert to Lilly if we do not continue to use commercially reasonable efforts to develop and commercialize an oritavancin drug product or if we otherwise materially breach the agreement. In addition, either we or Lilly may terminate the license agreement upon the other party’s insolvency or uncured material breach of the agreement. If our license agreement with Lilly were terminated, we would lose our rights to develop and commercialize oritavancin, which would materially and adversely affect our business, results of operations and future prospects.

Even if our product candidates receive regulatory approval, commercialization of these products may be adversely affected by regulatory actions.

Even if we receive regulatory approval, this approval may include limitations on the indicated uses for which we can market our medicines. Further, if we obtain regulatory approval, a marketed medicine and its manufacturer are subject to continual review, including review and approval of the manufacturing facilities. Discovery of previously unknown problems with a medicine may result in restrictions on its permissible uses, or on the manufacturer, including withdrawal of the medicine from the market. The FDA and similar foreign regulatory bodies may also implement new standards or change their interpretation and enforcement of existing standards and requirements for the manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business. Any failure to maintain regulatory approval will limit our ability to commercialize our product candidates, which would materially and adversely affect our business, operating results and financial condition.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We have agreements with third-party contract research organizations to provide monitors for and to manage data for our ongoing clinical programs. We rely heavily on these parties for execution of our pre-clinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We and our contract research organizations are required to comply with current good clinical practices, which are regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces these good clinical practices regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our contract research organizations fail to comply with applicable good clinical practices regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with good clinical practices regulations. In addition, our clinical trials must be conducted with product produced under good manufacturing practices regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Our contract research organizations have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our contract research organizations have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.

If any of our relationships with these third-party contract research organizations terminate, we may not be able to enter into arrangements with alternative contract research organizations. If contract research organizations do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We have recently hired additional contract research organizations to obtain additional resources and expertise to accelerate our progress with regard to on-going clinical programs and the synthesis of clinical trial data for submission with our NDA for oritavancin. Switching or adding additional contract research organizations involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new contract research organization commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our contract research organizations, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our operating results, financial condition or future prospects.

We will be completely dependent on third parties to manufacture oritavancin, and our commercialization of oritavancin could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of oritavancin or fail to do so at acceptable quality levels or prices.

We do not have the capability to manufacture our own oritavancin active pharmaceutical ingredient (“API”). As a result, we have entered into a manufacturing and supply agreement with Abbott to manufacture and supply us with bulk oritavancin API for clinical and commercial purposes. Abbott is our sole provider of our supply of oritavancin API. Pursuant to our agreement with Abbott, Abbott currently stores some oritavancin API at its facilities in Illinois and the FDA has agreed to consider the use by us of oritavancin API produced by Abbott, upon regulatory approval, for commercial launch. It is possible, however, that if and when we receive regulatory approval to market and sell oritavancin, our current supply of oritavancin API may have exceeded its useful life and no longer be appropriate for commercial sale.

In addition, we do not have the capability to package oritavancin finished drug product for distribution to hospitals and other customers. Consequently, we have entered into an agreement with Catalent to supply us with finished product, to be packaged 100 milligrams in 20 cc vials. Prior to commercial launch, we intend to enter into a similar agreement with an alternate fill/finish drug product supplier for oritavancin so that we can ensure proper supply chain management once we are authorized to make commercial sales of oritavancin. Once finalized, we expect that the selected alternate supplier will provide us with finished drug product, also packaged 100 milligrams in a 20 cc vial. If we receive marketing approval from the FDA, we intend to sell drug product finished and packaged by either Catalent or this alternate supplier.

We have entered into long-term agreements with each of Abbott and Catalent. In the case of the agreement with Abbott, either party to this agreement may terminate the agreement with at least two years advance notice if the terminating party determines in good faith that the clinical development and/or commercialization of oritavancin of the bulk drug substance, before or after the first commercial sale made by us, is not technically or commercially feasible or if it is not economically justifiable. After the initial term of this agreement, which extends until December 31, 2014, the agreement automatically renews for successive two year terms unless terminated by either party with at least twelve months’ notice. If we change the specifications for the bulk drug substance Abbott is to produce, or the FDA or another regulatory body requires us to change the manufacturing specification for the bulk drug substance, and that change would increase Abbott’s manufacturing costs, we must reach an agreement with Abbott about how to allocate the costs associated with the change. If we cannot reach agreement, Abbott may refuse to implement the change, or may terminate the agreement. Further, Abbott may terminate this agreement if the FDA has not approved an NDA prior to January 1, 2010. Finally, either we or Abbott may terminate this agreement on 60 days’ written notice in the event of insolvency of or uncured material breach by the other party.

Our agreement with Catalent provides for an initial three year term continuing until March 27, 2010. Either party may terminate this agreement on 60 days’ written notice in the event of an uncured material breach. In addition, Catalent may suspend production under this agreement until any outstanding payments are brought current. Finally, either party may terminate this agreement upon the other party’s insolvency. We have not yet entered into a long-term agreement with any alternate fill/finish suppliers, but we intend to do so prior to commercial launch of oritavancin in order to ensure that we maintain adequate supplies of finished drug product.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. If Catalent or any alternate supplier of finished drug product, or in particular, Abbott, experiences any significant difficulties in its respective manufacturing processes for oritavancin API or finished product, we could experience significant interruptions in the supply of oritavancin. We note that in connection with the production of a series of three validation lots, one of the manufacturing lots recently failed to meet the required specifications such that it had to be reproduced. Were we to encounter manufacturing issues such as this on a larger scale in the future, our ability to produce a sufficient supply of oritavancin might be negatively affected. Our inability to coordinate the efforts of our third party manufacturing partners, or the lack of capacity available at our third party manufacturing partners, could impair our ability to supply oritavancin at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product supplier, if we face these or other difficulties with our current suppliers, we could experience significant interruptions in the supply of oritavancin if we decided to transfer the manufacture of oritavancin to one or more alternative suppliers in an effort to deal with the difficulties.

We cannot guarantee that Abbott, Catalent or alternative manufacturers will be able to reduce the costs of commercial scale manufacturing of oritavancin over time. If the manufacturing costs of oritavancin remain at current levels, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

We believe we have sufficient quantities of manufactured drug substance and have contracted with Catalent to formulate drug product to complete all of the currently planned clinical studies of oritavancin. Further, we plan to have Abbott, Catalent and any alternate suppliers later identified manufacture and package additional bulk drug substance and finished drug product in connection with commercial launch in the event oritavancin is approved for sale by regulatory authorities. If we are unable to do so in a timely manner, the commercial introduction of oritavancin, if approved by the FDA, would be adversely affected.

If the FDA does not approve the manufacturing facilities of Abbott, Catalent or any later identified manufacturing partners, we may be unable to develop or commercialize oritavancin.

We rely on Abbott and Catalent to manufacture bulk oritavancin API and finished drug product, respectively, and currently have no plans to develop our own manufacturing facility. In addition, we expect to add an alternate fill/finish provider prior to commercial launch of oritavancin. The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA, which inspections will be completed after we submit our NDA to the FDA. We do not control the manufacturing process of oritavancin and are completely dependent on our contract manufacturing partners—currently, Abbott and Catalent—for compliance with the FDA’s requirements for manufacture of finished oritavancin drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for the manufacturing facilities. If the FDA does not approve these facilities for the manufacture of oritavancin, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining approval for and manufacturing oritavancin.

In addition, our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with current Good Manufacturing Practices (“cGMPs”), and similar regulatory requirements. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market our product candidates.

In order to satisfy regulatory authorities, we may need to reformulate the way in which our oritavancin API is created to remove animal source product.

Presently, our oritavancin API is manufactured using animal-sourced product—namely porcine-sourced product. Certain non-US regulatory authorities have historically objected to the use of animal-sourced product—particularly bovine-sourced product—in manufactured drug product. As a result and in order to best position oritavancin for approval in foreign jurisdictions, we have entered into an agreement with Abbott whereby we, along with Abbott, are seeking to develop a manufacturing process for oritavancin API that does not rely on the use of any animal-sourced product.

Although we believe that we can develop a manufacturing process for oritavancin API that does not rely on the use of animal-sourced product, there can be no assurance that we, along with Abbott, will be successful in this endeavor. If we are unable to remove animal-sourced product from the manufacturing process for oritavancin API, it is possible that we will be unable to receive regulatory authority for oritavancin in certain foreign jurisdictions, which would likely have a negative impact on our ability to achieve our business objectives.

We may encounter delays in filling customer orders or incur substantial losses if our supply of bulk and finished drug product, which are produced and packaged for us by third party manufacturers, is interrupted.

Once Abbott has completed production of oritavancin bulk drug product at its facilities in Illinois, the product is shipped to Catalent’s facilities in Arizona for processing, packaging and labeling as final drug product. These shipments are of significant value and, while in transit, could be lost or damaged. Moreover, at any time after being shipped, our oritavancin API or finished drug product could be lost or damaged as it is stored with Catalent, our current finished product manufacturer, or, additionally, in the future, when it is stored at the facilities of any alternate fill/finish supplier. Depending on when in this process the API or finished drug product is lost or damaged, we may have limited recourse for recovery manufacturers or insurers. As a result, our financial performance could be impacted by any such loss of or damage to our oritavancin API.

We also may experience interruption or significant delay in the supply of oritavancin API or finished drug product due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability. In any such event, the supply of oritavancin API stored at Abbott and the oritavancin finished drug product stored with Catalent or any alternate fill/finish supplier could also be impacted. We may also be subject to financial risk from volatile fuel costs associated with shipping oritavancin API or finished drug product within the United States and, once we have received necessary foreign approvals, to our international distribution partners for packaging, labeling and distribution.

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates and we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations, we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our products and product candidates with third parties in ways that we currently do not intend. Based on our current operating plans, and after giving effect to the net proceeds of approximately $51.4 million from our October 2007 initial public offering, we believe that our cash and cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs into 2009. Depending on the status of regulatory approval or, if approved, commercialization of oritavancin, as well as the progress we make in selling that product candidate, we may require additional capital to fund operating needs thereafter.

Further, we are party to a license agreement with Lilly pursuant to which we are obligated to make certain cash milestone payments to Lilly upon the receipt of certain regulatory approvals of our oritavancin product. In addition, we are required to make certain cash royalty payments upon our achievement of target levels of commercial sales of our oritavancin product. We are also obligated to make a future cash milestone payment to InterMune upon our receipt from the FDA of all approvals necessary for the commercial launch of oritavancin. Though we believe that these royalty rates and milestone payments are reasonable in light of our business plan, we will require large amounts of capital to satisfy these obligations.

We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. To raise additional funds, we may seek to sell additional equity or debt securities, or both, or incur other indebtedness. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing research and development efforts. This could harm our business, operating results and financial condition and cause the price of our common stock to fall.

We currently have no sales organization. If we are unable to establish satisfactory sales and marketing capabilities, we may not succeed in commercializing oritavancin.

At present, we have no sales personnel and a limited number of marketing personnel. In anticipation of receiving FDA approval for the commercial launch of oritavancin, we anticipate beginning to hire additional sales and marketing personnel to establish our own sales and marketing capabilities in the United States in time for our anticipated commercial launch of oritavancin. We plan to add our first sales representatives in 2008. Therefore, at the time of our anticipated commercial launch of oritavancin, assuming regulatory approval of the drug by the FDA, our sales and marketing team will have worked together for only a limited period of time. We cannot guarantee that we will be successful in marketing oritavancin in the United States.

We may not be able to establish a direct sales force in a cost effective manner or realize a positive return on this investment. In addition, we will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain sales and marketing personnel. Factors that may inhibit our efforts to commercialize our products without strategic partners or licensees include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If appropriate regulatory approvals are obtained, we intend to commercialize oritavancin and our other product candidates in international markets through collaboration arrangements with third parties. We have not yet entered into any agreements related to the marketing of oritavancin or any of our other product candidates in international markets and we may not be able to enter into any arrangements with respect to international collaborations on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed our product candidates entirely on our own. If we are unable to enter into appropriate marketing arrangements for our product candidates in international markets, we may not be able to develop an effective international sales force to successfully commercialize oritavancin and our other product candidates in international markets. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited as a significant portion of the market opportunity for oritavancin and our other product candidates is likely to be in international markets.

If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate collaboration arrangements with third parties, we will have difficulty commercializing oritavancin and our other product candidates, which would adversely affect our business, operating results and financial condition.

A variety of risks associated with our international business relationships could materially adversely affect our business.

If approved for commercialization, we expect oritavancin to be marketed worldwide. Consequently, we expect that we will be subject to additional risks related to operating in foreign countries including:

•	differing regulatory requirements for drug approvals in foreign countries;

•

the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market (with low or lower prices) rather than buying them locally;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

In order to establish our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2007, we employed 79 employees. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize oritavancin and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. In order to induce valuable employees to remain at Targanta, we have provided options that vest over time. The value to employees of options that vest over time is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our scientific team has expertise in many different aspects of drug discovery and development. We conduct our operations at our facilities in Cambridge, Massachusetts; Indianapolis, Indiana; and Montreal, Québec, Canada. These areas are headquarters to many other biopharmaceutical companies and many academic and research institutions and, as a result, there is currently a shortage of experienced scientists, which is likely to continue. Competition for skilled personnel in our market is very intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms.

Despite our efforts to retain valuable employees, members of our management, scientific and medical teams may terminate their employment with us on short notice. While we have employment agreements with certain of our employees, these employment arrangements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. The loss of the services of any of our executive officers or other key employees could potentially harm our business, operating results or financial condition. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

Other biotechnology and pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can discover, develop and commercialize drug candidates would be limited.

We may acquire additional businesses or form strategic alliances in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses or products, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company that enhances the performance of our combined businesses or product lines to realize value from expected synergies. We cannot assure that, following an acquisition, we will achieve the revenues or specific net income that justifies the acquisition.

Risks Related to Legal Uncertainty

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain.

As of September 24, 2007, through our license agreement with Lilly, we licensed from Lilly 37 issued, unexpired United States patents, three pending United States patent applications, approximately 445 granted foreign patents and approximately 90 pending foreign patent applications. We also have three pending United States patent applications filed in relation to aspects of oritavancin discovered by our scientists. After the patent related to the composition of oritavancin expires on November 24, 2015, we will not be able to use this patent to block others from marketing oritavancin in the United States. We believe, however, that under Hatch-Waxman legislation, the composition of matter patent covering oritavancin may be eligible to be extended for up to an additional five years.

Third parties may challenge the patents we license or own. Further, the patent applications that we license or have filed may fail to result in issued patents. Some claims in pending patent applications filed or licensed by us have been rejected by patent examiners. These claims may need to be amended and, even after amendment, a patent may not be permitted to issue. Further, the existing or future patents to which we have rights based on our agreement with Lilly may be too narrow to prevent third parties from developing or designing around these patents. Additionally, we may lose our rights to the patents and patent applications we license in the event of a breach or termination of the license agreement. Manufacturers of generic drugs may also seek to obtain approval to sell a generic version of oritavancin prior to the expiration of the patent on the composition of oritavancin. If the sufficiency of the breadth or strength of protection provided by the patents we license with respect to oritavancin or the patents we pursue related to another product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize oritavancin and our other product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our drug candidates under patent protection would be reduced.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug discovery and development processes that involve proprietary know-how, information and technology that is not covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop the same or substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States and Canada. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

Third-party claims of intellectual property infringement may prevent or delay our drug discovery, development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third party patents or patent applications with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of oritavancin and/or our other product candidates. At present, we are not aware of any patent claims with merit that would adversely and materially affect our ability to develop our product candidates. We are, however, aware of two United States patents, and European, Canadian and Japanese counterpart patents, with claims to naturally occurring molecules that may be produced in trace amounts as contaminants during the manufacture of oritavancin. Derivatives of these molecules may also be present in the final oritavancin product. Based on our review of the United States patents and their issued claims, we do not believe that their existence would block our ability to manufacture or commercialize oritavancin in the United States, assuming we receive regulatory approval to market oritavancin in the United States. Furthermore, both of these third-party United States patents will expire by the end of December 2008. Thus, it is likely that at least one, if not both, of the United States patents will be expired by the time we obtain approval to market oritavancin in the United States. We cannot rule out the possibility of third party allegations related to these or any other patents. If these or any other patents were held by a court of competent jurisdiction to cover the oritavancin manufacturing process, any molecules formed during the manufacturing process or the final oritavancin product itself, the holders of any such patents may be able to block our ability to commercialize oritavancin unless we obtained a license under the applicable patent or patents, or until such patents expire. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, if at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, may have a material adverse effect on our ability to commercialize oritavancin until such patents expire.

In addition, third parties may obtain patents in the future and claim that use of our product candidates or technologies infringes upon these patents. Furthermore, parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties, or we may be enjoined from further developing or commercializing our product candidates and technologies. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain future licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings brought by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patents and patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management. We may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our medicines.

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of those products.

Although we maintain general liability and product liability insurance, this insurance may not fully cover potential liabilities. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercial production and sale of our products, which could adversely affect our business, operating results and financial condition.

If we use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials and viruses. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations in both the United States and Canada govern the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, operating results and financial condition.

General Company-Related Risks

Our stock price may be volatile, and the value of our stock could decline.

The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•

any delay in filing our NDA for oritavancin and any adverse development or perceived adverse development with respect to the FDA’s review of the NDA, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	failure to meet or exceed revenue and financial projections we provide to the public;

•	actual or anticipated variations in quarterly operating results;

•	failure to meet or exceed the estimates and projections of the investment community;

•	adverse results or delays in clinical trials;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our international commercialization partners;

•	the termination of a collaboration or the inability to establish additional collaborations;

•	adverse regulatory decisions;

•	unanticipated serious safety concerns related to the use of oritavancin or any of our other product candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	our failure to commercialize oritavancin, develop additional drug candidates and commercialize additional drug products;

•	additions or departures of key scientific or management personnel;

•	issuances of debt or equity securities;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock; and

•	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and The Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

We are incurring and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission and The Nasdaq Global Market, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we will be required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report, commencing in our annual report on Form 10-K for the year ending December 31, 2008, on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Substantially all of our existing stockholders are subject to lock-up agreements with the underwriters of our initial public offering that restrict the stockholders’ ability to transfer shares of our common stock for at least 180 days from the date of the final prospectus of our initial public offering in October 2007. The lock-up agreements limit the number of shares of common stock that may be sold immediately following the public offering. Subject to certain limitations, approximately 15,115,605 of our total outstanding shares will be eligible for sale upon expiration of the lock-up period. In addition, shares issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (the “Securities Act”), subject to the 180-day lock-up arrangement described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to existing stockholders.

Pursuant to our 2007 Stock Option and Incentive Plan, our management is authorized to grant stock options to our employees, directors and consultants. Our board of directors may elect to increase the number of shares available for future grant under our 2007 Stock Option and Incentive Plan each year by an amount equal to up to 3.5% of all shares of our capital stock outstanding as of January 1st of each year.

All of the shares of common stock sold in our initial public offering will be freely tradable without restrictions or further registration under the Securities Act, as amended, except for any shares purchased by our affiliates as defined in Rule 144 under the Securities Act. Rule 144 defines an affiliate as a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, us and would include persons such as our directors and executive officers.

We have broad discretion in the use of the net proceeds from our initial public offering completed in October 2007 and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our initial public offering in October 2007. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our initial public offering in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that, with our initial public offering, our most recent private placement and other transactions that have occurred over the past three years, we have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders.

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	limiting the removal of directors by the stockholders;

•	creating a staggered board of directors;

•	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

•	eliminating the ability of stockholders to call a special meeting of stockholders;

•	permitting our board of directors to accelerate the vesting of outstanding option grants upon certain transactions that result in a change of control; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

Our officers and directors and other affiliates may be able to exert significant control over the company.

Our executive officers, directors, 5% stockholders and their affiliates control approximately 73% of our outstanding common stock. Therefore, these stockholders will have the ability to influence the company through this ownership position.

These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporation transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our corporate compliance program cannot ensure that we are in compliance with all applicable “fraud and abuse” laws and regulations and other applicable laws and regulations in the jurisdictions in which we sell oritavancin or other product candidates, and a failure to comply with these regulations or prevail in litigation related to noncompliance could harm our business.

Our general operations, and the research, development, manufacture, sale and marketing of our products, are subject to extensive laws and regulation, including but not limited to, health care “fraud and abuse” laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. While we have developed and implemented a corporate compliance program based upon what we believe are current best practices, we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 10, 2007, we achieved the second milestone under the InterMune Convertible Note and promptly increased the outstanding principal balance on the InterMune Convertible Note by $7.5 million. We then immediately converted the increased balance under that note into 358,798 shares of Series C-2 Convertible Preferred Stock and 358,797 shares of Series C-3 Convertible Preferred Stock. We also issued to InterMune a warrant for the purchase of 35,553 shares of Series C-1 Convertible Preferred Stock at an exercise price of $13.06 per share. This transaction was structured as a private placement under Section 4(2) of the Securities Act.

Unregistered Sales of Equity Securities

Use of Proceeds

On October 9, 2007, our Registration Statement on Form S-1, as amended (File No. 333-142842), relating to the initial public offering was declared effective by the SEC. The managing underwriters of the initial public offering were Credit Suisse, Cowen and Company, Lazard Capital Markets and Leerink Swann. On October 15, 2007, we closed the sale of 5,750,000 shares of common stock in the initial public offering for net proceeds to us of approximately $51.4 million. We did not pay, directly or indirectly, any offering expenses to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested our net proceeds from this offering in highly liquid short-term investments, including money market accounts, overnight investment accounts, certificates of deposit, commercial paper, corporate bonds and asset backed securities, pending their use to fund our operations and expansion. There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on October 10, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGANTA THERAPEUTICS CORPORATION

Date: November 15, 2007	By:	/s/ Mark Leuchtenberger
Mark Leuchtenberger
Director, President and Chief Executive Officer
(principal executive officer)

Date: November 15, 2007	By:	/s/ George Eldridge
George Eldridge
Senior Vice President, Chief Financial Officer,
Treasurer and Assistant Secretary
(principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No:	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the 1934 Act

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the 1934 Act

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the 1934 Act and 18 U.S.C. Section 1350