Form 10-K
period 2007-12-31
Targanta Therapeutics Corp.
filed 2008-03-27
CIK 1398161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-33730

TARGANTA THERAPEUTICS CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3971077
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

222 Third Street, Suite 2300, Cambridge, MA	02142-1122
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 577-9020

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There was no active trading market for the registrant’s common equity as of June 30, 2007. As of October 10, 2007 (the date that the registrant’s common stock, par value $0.0001 per share, began trading on The Nasdaq Global Market), the aggregate value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately $98.2 million, based on the closing price of the registrant’s common stock reported on The Nasdaq Global Market on such date of $9.40.

The number of shares outstanding of the registrant’s common stock as of March 24, 2008 was 20,969,257.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Targanta to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations, any statements concerning product research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates, any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward-looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

The risks, uncertainties and assumptions referred to above include risks that are described in “Risk Factors” and elsewhere in this Annual Report and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

The forward-looking statements included in this Annual Report represent our estimates as of the date of this Annual Report. We specifically disclaim any obligation to update these forward-looking statements in the future. These forward-looking statements should not be relied upon as representing our estimates or views as of any date subsequent to the date of this Annual Report.

PART I

Item 1.	Business

Corporate Overview

We are a biopharmaceutical company focused on developing and commercializing innovative antibiotics for serious infections treated or acquired in hospitals and other institutional settings. Incorporated in Delaware, our principal executive offices are located at 222 Third Street, Suite 2300, Cambridge, Massachusetts 02142. We have additional operations in Indianapolis, Indiana and in Montreal, Québec. Our telephone number is (617) 577-9020 and our website address is www.targanta.com. Our common stock trades on The NASDAQ Global Market under the trading symbol “TARG.”

Our lead product is oritavancin, a novel intravenous antibiotic, which is being developed for the treatment of serious gram-positive bacterial infections, including complicated skin and skin structure infections (“cSSSI”); bacteremia, which is an infection of the bloodstream; and other possible indications. In February 2008, we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) seeking to commercialize oritavancin for the treatment of cSSSI, including infections caused by methicillin-resistant Staphylococcus aureus (“MRSA”). We are hopeful oritavancin will receive U.S. regulatory approval by the end of 2008. We also expect to file for European approval of oritavancin for the treatment of complicated skin and soft tissue infections (“cSSTI”), the European name for cSSSI, prior to the middle of July 2008.

In addition to oritavancin, we have discovered another antibiotic that is currently in pre-clinical development for the treatment of osteomyelitis, or infection of the bone, and we continually evaluate opportunities for potential in-licensing of other antibiotics for the treatment of hospital-based infections.

The Market for Antibiotics

Infectious diseases are caused by pathogens present in the environment, such as bacteria, fungi and viruses that enter the body through the skin or mucous membranes of the lungs, nasal passages or gastrointestinal tract, and overwhelm the body’s immune system. These pathogens establish themselves in various tissues and organs throughout the body and cause a number of serious and, in some cases, lethal infections, including infections of the bloodstream, skin, heart, lungs and urinary tract.

The market for anti-infective agents consists of three main categories: antibacterials (often referred to as antibiotics), antifungals and antivirals. Antibiotics work by inhibiting a function essential to the pathogen’s survival, usually by binding to and thereby inhibiting one or occasionally more than one specific “target” in a bacterial pathogen. Antibiotics are classified by both the type of bacteria against which they are effective, such as gram-positive or gram-negative pathogens, as well as their basic molecular structure, which is known as their antibiotic “class.”

We believe that the most clinically important gram-positive pathogens include Staphylococcus aureus (“S. aureus”), streptococci and enterococci. Frequently observed infections caused by gram-positive pathogens include cSSSI, hospital-acquired and community-acquired pneumonia, bacteremia and osteomyelitis.

There is an ongoing need for novel antibiotics because bacteria mutate quickly and often develop resistance to existing antibiotics. Hospital-acquired infections are particularly likely to be resistant to existing antibiotics, but resistance is also growing rapidly in community-acquired infections. As bacteria become more resistant to the current generation of marketed antibiotics, an increasing prevalence of drug-resistant bacterial pathogens can lead to increased mortality rates, prolonged hospitalizations, and increased healthcare costs.

According to IMS Health, antibiotics designed to treat serious infections caused by resistant gram-positive bacteria accounted for approximately $1.1 billion in U.S. sales in 2007 and this market is rapidly growing. Uses of antibiotics to treat serious gram-positive infections have increased at a compounded annual growth rate of 13% since 2002, while revenues have increased more rapidly due to the introduction of premium-priced antibiotics into the market. Vancomycin, the first clinically useful glycopeptide antibiotic, was introduced in 1958 and, according to IMS Health, still accounts for approximately 84% of courses of therapy in the U.S. for resistant gram-positive pathogens. Since the 1960s, we only know of two antibiotics from new chemical classes targeted against gram-positive pathogens that have been approved by the FDA—Cubicin®, a lipodepsipeptide that is known generically as daptomycin and is marketed by Cubist Pharmaceuticals; and Zyvox® , an oxazolidinone that is known generically as linezolid and is marketed by Pfizer. In addition to our drug, three other compounds specifically targeted against gram-positive pathogens have been submitted to the FDA for approval—dalbavancin (developed by Pfizer), telavancin (developed by Theravance and Astellas Pharma) and iclaprim (developed by Arpida).

The Emergence of Drug Resistance

For the past twenty years, vancomycin has been the treatment of choice for patients with serious gram-positive infections that have failed to respond to most other antibiotics. However, several strains of enterococci, staphylococci and other pathogens have developed resistance to vancomycin. In addition, resistance to linezolid and daptomycin has emerged in both staphylococci and enterococci in recent years. Some pathogens have become resistant to almost all antibiotics. Examples of antibiotic-resistant gram-positive pathogens include:

•

MRSA (methicillin-resistant S. aureus) is an increasingly common bacterial pathogen that causes serious and life-threatening infections. According to the Centers for Disease Control and Prevention (“CDC”), 63% of total S. aureus infections were methicillin-resistant in 2004, as compared with 22% in 1995.

•

CA-MRSA (community-acquired methicillin-resistant S. aureus) infections are continuing to rise rapidly. According to an August 2006 article in the New England Journal of Medicine, when looking at data in 2004 from eleven university-affiliated emergency departments, the prevalence of CA-MRSA ranged from 15% to 74%, with 59% of overall patients enrolled in the study presenting with CA-MRSA.

•

GISA or VISA (glycopeptide- or vancomycin-intermediately susceptible S. aureus) strains have been found in wide geographic areas throughout Japan, North America and Europe. In an April 2004 article published on the website of the CDC, Robin A. Howe, et al. estimated that the incidence of VISA around the world was between 0.5% and 20%.

•

VRE (vancomycin-resistant enterococci) emergence in the 1990s has led to infections for which only limited commercially available therapy exists. VRE is commonly treated today with daptomycin and linezolid, but bacteria resistant to each of these drugs have recently begun to emerge.

•

VRSA (vancomycin-resistant S. aureus) was first observed in the U.S. in 2002. While VRSA is growing slowly in incidence, any acceleration of its incidence would lead to an immediate change in the antibiotics used for first-line therapy of gram-positive infections in hospital settings.

There is a limited number of antibiotics currently available to treat these and other resistant gram-positive pathogens, and therefore a growing need exists for new therapies with novel mechanisms of action.

The Need for Novel Antibiotics

In addition to the increasing resistance of bacteria to existing antibiotics, currently available antibiotics do not provide adequate or ideal treatment for some serious and life-threatening infections. Shortcomings of current antibiotics for the treatment of gram-positive infections include:

•

Bacteriostatic Activity. Bacteriostatic antibiotics merely inhibit the growth of pathogens and rely on the immune system to actually kill the bacteria. Bacteriostatic drugs are less effective in treating patients with compromised immune systems that cannot rid their bodies of the pathogens. Based on our market research, we believe that infectious disease physicians prefer bactericidal antibiotics for serious gram-positive infections.

•	Narrow Spectrum of Coverage. The range of bacteria treated by a drug is called its “spectrum.” Many antibiotics are effective against some serious pathogens but not others.

•

Inconvenient Administration. Many of the existing antibiotics used to treat serious infections are difficult or inconvenient to administer, as they are given twice daily for seven to fourteen days, or more, and patients can be hospitalized for much or all of this period.

•

Serious Side Effects Requiring Careful Patient Monitoring. Existing antibiotics may cause serious side effects in some patients, sometimes requiring discontinuation of therapy. Due to these side effects, costly and time-consuming monitoring of blood levels and other parameters is required with the use of a number of currently available therapies.

As a result, there is a significant need for new antibiotics that address the limitations of currently available products. Based on our market research, we believe that infectious disease physicians most desire new antibiotics with greater efficacy, fewer side effects, fewer treatment issues, and better hospital economics.

Our Lead Product: Oritavancin

Oritavancin is a novel semi-synthetic lipoglycopeptide antibiotic being developed for the treatment of serious gram-positive infections. It is synthetically modified from a naturally occurring compound, and was originally discovered and developed by Eli Lilly and Company (“Lilly”) to combat a broad spectrum of gram-positive pathogens in response to the emergence of pathogens resistant to vancomycin, the most commonly prescribed antibiotic for resistant gram-positive infections.

We acquired worldwide rights to oritavancin from InterMune, Inc. (“InterMune”) in late 2005. We believe that, since then, we have greatly improved oritavancin’s commercial and economic prospects by resolving several important issues with the FDA and by substantially lowering the royalty rate that may be payable to Lilly.

Oritavancin is protected by intellectual property rights that we license from Lilly. The issued oritavancin patents and pending patent applications are part of an extensive world-wide patent estate that includes a composition of matter patent that runs in the U.S. through November 24, 2015, and, with the potential for obtaining extension of patent protection available under the Hatch-Waxman Act, may run for up to an additional five years.

As a lipoglycopeptide antibiotic, oritavancin shares certain properties with other members of the glycopeptide class of antibiotics, which includes vancomycin, the current standard of care for serious gram-positive infections in the U.S. and Europe, as well as telavancin, for which Theravance filed an NDA in 2006 and the FDA issued an Approvable letter in October 2007. However, we believe that oritavancin differs from other glycopeptides, as well as other classes of gram-positive antibiotics, in several important ways, including the following:

•

Rapidly Bactericidal and Potentially Less Likely to Engender Resistance. Research has demonstrated that oritavancin rapidly kills a broad spectrum of gram-positive bacteria. Unlike others in the glycopeptide class, oritavancin does this via multiple modes of action, which may reduce the potential for the emergence of strains of bacteria that are resistant to oritavancin. To date, no strains resistant to oritavancin have been observed in any clinical trials and laboratory efforts to cultivate oritavancin-resistant bacteria have proved less successful than has been the case historically with most non-glycopeptide antibiotics.

•

Broad Spectrum Against Gram-Positive Bacteria. In-vitro testing indicates that, compared to other antibiotics, oritavancin treats the broadest spectrum of gram-positive pathogens, including organisms resistant to vancomycin and other antibiotics such as linezolid and daptomycin.

•

Superior In-Vitro Potency. We have performed in-vitro tests on over 9,000 recent bacterial clinical isolates, employing an assay accepted by both the FDA and the Clinical Laboratory Standards Institute. These tests show that the potency of oritavancin is up to 32 times greater than demonstrated in earlier testing done by Lilly and InterMune and that oritavancin has superior potency against a broad spectrum of gram-positive pathogens compared with tests conducted by us or published data on the potency of other antibiotics.

•

Lower Incidence of Adverse Events. Oritavancin has been shown in clinical trials to have a lower rate of adverse events than vancomycin, and its published adverse event rates compare favorably against those published for other antibiotics against resistant gram-positive infections. Unlike other glycopeptides, including vancomycin, telavancin and dalbavancin, oritavancin has not required, in clinical trials to date, monitoring of blood levels for the purpose of adjusting the blood level of the lipoglycopeptide due to hepatic or renal insufficiency. Further, unlike certain other antibiotics for gram-positive infections, oritavancin did not elevate muscle enzymes, and did not significantly prolong QT interval or cause other electrophysiological changes associated with side effects involving the heart.

•

Favorable Elimination Profile. Unlike many other antibiotics, oritavancin is not metabolized and is slowly eliminated from the body as unchanged drug, substantially reducing the potential for adverse events such as renal toxicity or delayed hypersensitivity that might be due to reactive metabolites.

•

Long Half-Life. The in-vivo half-life of oritavancin is significantly longer than the half-lives of most potential competitors. This enables oritavancin to be administered once daily, or potentially less frequently.

•

Potential Efficacy in Bacteremia. Oritavancin has completed two Phase 2 studies in bacteremia with successful outcomes, including a Phase 2 study where it was compared to vancomycin. Many other antibiotics used against gram-positive pathogens are ineffective against bacteremia or have toxicities that may limit their use for longer durations.

Our Strategy

Our strategy is to develop oritavancin into a leading therapy worldwide for the treatment of serious gram-positive infections, initially for the treatment of cSSSI and subsequently for other indications. Specifically, we plan to:

•	Obtain regulatory approval for oritavancin for the treatment of cSSSI in the U.S.;

•	Build a hospital-directed sales force to commercialize oritavancin in the U.S.;

•	Pursue clinical development of oritavancin in other dosing regimens and for additional indications;

•

Submit a marketing authorization application for oritavancin in the European Union (“E.U.”) and evaluate the potential for a blended commercialization strategy comprised of proprietary sales and partnerships with third parties;

•	Out-license oritavancin to third parties for commercialization in key Asian countries; and

•	Pursue the development of other innovative antibiotics for the hospital market, either through in-licensing or internal development.

Development of Oritavancin for cSSSI

In February 2008, we submitted an NDA to the FDA seeking to commercialize oritavancin for the treatment of cSSSI, including infections caused by MRSA. We are hopeful oritavancin will receive U.S. regulatory approval by the end of 2008.

Oritavancin has been tested in over 1,650 patients and has completed two Phase 3 trials for the indication of cSSSI conducted by Lilly and InterMune. We believe that the completed Phase 3 trials are sufficient for FDA approval of oritavancin for cSSSI due to the following:

•

Efficacy. Each Phase 3 clinical trial used a non-inferiority trial design, which is currently accepted by the FDA as the appropriate trial design for antibiotics that treat serious gram-positive infections, and each of these trials met its primary endpoint. These trials compared oritavancin to an active control arm of vancomycin followed by cephalexin and showed that oritavancin was effective in an average of 5.3 days compared to 10.9 days for vancomycin / cephalexin.

•

Safety. In each of these Phase 3 trials, oritavancin was well tolerated and, compared to the control arms, exhibited a favorable safety profile and a lower discontinuation rate due to adverse events. In addition, in September 2007, we completed a thorough QT study, which is a study that the FDA requires for all new drugs that focuses on evaluating the effects of a drug on the cardiac QT interval. In this recently completed thorough QT study, the design of which was discussed in advance with the FDA, we examined the effects of a 200 mg per day dose of oritavancin (which is the dose used in the Phase 3 trials and for which we are seeking approval in our NDA submission), an 800 mg per day dose of oritavancin and a control arm of moxifloxacin with a single dose of 400 mg. The results of this study demonstrated that oritavancin does not have an undesirable effect on the cardiac QT interval. Specifically, for the 200 mg dose of oritavancin, the largest QT prolongation increase was 2.0 milliseconds, with an average increase of 0.3 milliseconds. For the 800 mg dose of oritavancin (which is four times higher than the dose used in the Phase 3 studies and included in our NDA submission), the largest QT prolongation increase was 2.9 milliseconds, with an average increase of -0.5 milliseconds. By way of contrast, for the moxifloxacin arm, the largest QT prolongation increase was 8.2 milliseconds, with an average increase of 5.9 milliseconds. As a result, we believe that oritavancin has been shown to be below the threshold at which the FDA raises safety concerns based on prolongation of the cardiac QT interval.

•	Favorable FDA Interactions. The FDA confirmed to us in writing in March 2007 that the non-inferiority trial design using an active control that was employed in both Phase 3 trials was appropriate for cSSSI. In addition, in three separate meetings, including our Pre-NDA meeting on January 31, 2007 in which we specifically discussed the Phase 3 trials, the FDA has not requested that we perform additional clinical trials to demonstrate efficacy in cSSSI.

In addition, prior to the middle of July 2008, we also expect to submit an application for European approval of oritavancin for the treatment of cSSTI caused by susceptible and resistant gram-positive bacteria.

Development of Oritavancin for Other Indications

Single/Infrequent Dosing for cSSSI

Extensive pharmacokinetic / pharmacodynamic modeling has been done for oritavancin. These data suggest that because of the long half-life of oritavancin in plasma and tissue and its high level of potency, it should be possible to treat gram-positive cSSSI with a single administration of higher-dose oritavancin. As a result, in September 2007, we commenced a Phase 2 clinical study, entitled “Single or Infrequent Doses for the Treatment of Complicated Skin and Skin Structure Infections” or SIMPLIFI, evaluating oritavancin using a higher total dose in a single or two-part administration of therapy for patients with gram-positive cSSSI. We expect to release results from this trial by the end of 2008.

The SIMPLIFI trial is comprised of three arms, all of which involve treatment with oritavancin. The first treatment arm involves the administration of a single 1200 mg dose of oritavancin; the second treatment arm involves the administration of an 800 mg dose of oritavancin on the first day of treatment and a 400 mg dose of oritavancin, if necessary, on the fifth day of treatment; and the third treatment arm uses the previously studied dosing regimen of a 200 mg daily dose of oritavancin for three to seven days, as necessary.

In several previously conducted clinical trials, oritavancin was administered in daily doses of 800 mg or higher. In one such Phase 1 clinical trial, which was performed in normal subjects, a higher than expected rate of phlebitis was observed. Based on our analysis, we believe the incidence of phlebitis was due to multiple factors including the patient population (normal subjects versus patients), the frequency of dose administration, the drug concentration, and the infusion rate. The SIMPLIFI trial, which is a Phase 2 clinical study in cSSSI patients, administers the single or infrequent dose of oritavancin at a slower rate of infusion; therefore, we expect that the incidence of phlebitis will be substantially lower than seen previously in that earlier Phase 1 clinical trial.

We believe a single or infrequent administration of a higher dose oritavancin, if it proves successful in the clinic, would be preferred for many patients as it could expedite discharge from the hospital. In addition, this single or infrequent administration would be preferred for use in patients who are not admitted to the hospital or for non-hospital settings such as clinics or home health care. We believe that for in-hospital use, physicians may prefer once-daily administration of oritavancin, rather than a single dose per course of therapy.

If the SIMPLIFI trial is successfully completed, we would expect to initiate a Phase 3 study investigating the safety and efficacy of oritavancin for the treatment of cSSSI using a single/infrequent dose in 2009.

Bacteremia

The efficacy of oritavancin in subjects with gram-positive bacteremia, or infection of the bloodstream, was evaluated in two Phase 2 studies conducted by Lilly prior to 2001. In the first study, an open-label non-controlled study, seventeen patients were assigned to several dose regimens involving up to 5 mg/kg/day of oritavancin for the first day followed by 4 mg/kg/day of oritavancin for seven to ten days as determined by the physician. Ten of the fifteen patients were shown to have gram-positive bacteremia and completed therapy. Nine of those ten patients were successfully treated. The pathogens that oritavancin effectively eradicated from blood culture at first follow-up visit (primary efficacy endpoint) included: four patients with VRE; three patients with vancomycin-susceptible E. faecalis; one patient with Streptococcus pneumoniae; and one patient with Methicillin-resistant S. epidermidis.

The second study was an open-label study for patients with staphylococcal bacteremia. Oritavancin was given in doses ranging from 5 mg/kg/day to 10 mg/kg/day, for ten to fourteen days. The comparator was 15 mg/ kg of vancomycin (unless adjusted downward due to poor renal function) administered twice daily. For patients with documented methicillin-sensitive S. aureus (“MSSA”) based on sensitivity testing, the comparator could be an anti-staphylococcal penicillin or cephalosporin alone. (Only three patients were treated with that regimen.) Oritavancin was shown to be as effective as the comparator based on the sponsor-defined combined outcome criteria (eradication from blood culture and clinical improvement) at first follow-up visit.

We plan to begin in 2009 either a Phase 2/3 or a Phase 3 clinical study designed to treat patients with gram-positive bacteremia.

Inhalation Anthrax

In a continuing collaboration between Targanta and the U.S. Army biodefense research laboratory at Fort Detrick, Maryland, the efficacy of oritavancin has been compared to ciprofloxacin in a mouse model of inhalational anthrax before and after exposure to anthrax spores. First, in a post-exposure prophylaxis study, oritavancin administered at either 15 or 50 mg/kg as a single intravenous dose was found to be approximately as effective as ciprofloxacin at 30 mg/kg administered twice daily for fourteen days. Second, a single intravenous dose of 50 mg/kg oritavancin demonstrated significant activity when treatment was delayed until 42 hours after anthrax spore exposure (at the onset of clinical signs). Finally, in a pre-exposure prophylaxis study, a single intravenous dose of 50 mg/kg oritavancin administered up to 14 days prior to lethal exposure protected 90 to 100% of mice whereas mice treated with ciprofloxacin either 24 hours or 24 hours and 12 hours prior to challenge all died within five days of challenge exposure. Relative to other investigational or clinically used agents that have recently been evaluated in animal models of inhalational anthrax, we believe single-dose efficacy of oritavancin in post-exposure prophylaxis, post-exposure treatment, and in pre-exposure prophylaxis is unrivaled.

The currently recommended treatment strategy for post-exposure anthrax requires a lengthy (60-day) course of ciprofloxacin, administered twice daily. We believe an infrequent or even single-dose dosing strategy, such as that demonstrated to be effective for oritavancin in the mouse model, could prove to be significantly more convenient following accidental or deliberate exposure of citizens to anthrax spores since it may potentially circumvent problems of poor compliance and resulting compromised treatment efficacy. We also believe that oritavancin’s prolonged prophylactic effect should be further assessed as a possible preventative therapy for first responders entering areas of suspected anthrax contamination. These in-vivo efficacy data in mice suggest that oritavancin might serve as a preferred therapy for prophylaxis or treatment of anthrax. In addition, it is possible that oritavancin’s multiple mechanisms of action may allow it to retain activity against drug-resistant Bacillus anthracis, including strains engineered to be resistant to vancomycin and ciprofloxacin. We cannot, however, give any assurance that oritavancin will ultimately receive approval for the treatment of anthrax.

Our Research and Discovery Activities

Our research and development expense, covering the oritavancin program and our other programs, in the fiscal years ended December 31, 2007 and 2006, the seven-month period ended December 31, 2005 and the fiscal year ended May 31, 2005 was approximately $34.6 million, $11.5 million, $2.3 million and $4.5 million, respectively.

Pro-drugs to Deliver Antibiotics to Bone

While we are focused on the successful development of oritavancin, we are also working on a pre-clinical antibiotic program using a pro-drug approach for the treatment of bacterial osteomyelitis.

Osteomyelitis is an inflammatory process accompanied by bone necrosis that results from an underlying bacterial infection, primarily caused by the bacterium S. aureus. In general, bacterial osteomyelitis is established as a result of trauma, bone surgery or joint replacement. Bacterial osteomyelitis also appears in cases of reduced vascularization, such as in diabetic and elderly patients. Osteomyelitis is a challenging illness to treat, with a frequent need for surgical intervention and amputations, and is accompanied by frequent relapses. Existing therapies for osteomyelitis often have a prolonged treatment course of more than six weeks.

The main issues associated with the treatment of osteomyelitis are the sheltered environment provided by bones for bacteria, together with the poor distribution of antibacterial drugs in bone. By coupling proven antibiotics to bisphosphonate chemical moieties with high affinity for bone mineral, we have developed novel antibacterial pro-drugs targeting bone. These pro-drugs deliver the parent antibiotics to the bone in higher concentration than the parent drugs alone. Using our pro-drugs, the parent drugs are gradually released to exert their therapeutic potential over extended periods of time, in some cases over weeks following a single injection.

Pharmacokinetic studies in rats and rabbits showed the rapid clearance of the pro-drugs from circulation and their equally rapid uptake in osseous tissues. The release of the parent drug from bone has been monitored, with half lives as short as two days and as long as fourteen days, during which time the bone is continuously infused with the released parent drug. Our goal is to develop an effective therapy for osteomyelitis that permits infrequent dosing. This program is at least two years from beginning clinical trials and there can be no assurance that we will commence clinical trials or that those clinical trials will be successful.

Oritavancin Commercialization Strategy

Our commercialization strategy is to develop oritavancin into a leading therapy worldwide for the treatment of serious gram-positive infections, initially for the treatment of cSSSI and subsequently for other indications.

We intend to build a commercial organization in the U.S. focused on promoting oritavancin to physicians, nurses and pharmacy directors principally in hospitals and other institutional settings. We plan to recruit an experienced sales organization supported by an internal marketing organization, and plan to target institutions with the greatest use of intravenous drugs for gram-positive infections. We estimate that a sales force of approximately 75-100 people could reach the 1,300 highest prescribing institutions, which we believe represent the bulk of the initial market opportunity for oritavancin for once-daily administration in cSSSI. Though we recently hired a Chief Commercial Officer, we currently have no sales representatives. We intend to recruit sales representatives and regional managers who have extensive hospital-based sales experience and who have previously sold antibiotics to the hospitals in their territories. If approved, we expect that oritavancin will initially be used for patients not improving after treatment with vancomycin, for patients with potential safety concerns where vancomycin may not be the best choice of therapy, or in hospitals or regions where the incidence of pathogens resistant to other drugs is high.

We believe the European market for drugs to treat serious gram-positive infections is also highly concentrated, and that a launch using a direct sales force may be achievable in certain major European markets. We are currently exploring the merits of a blended commercialization strategy in Europe through market analysis and discussions with potential partners, and hope to begin implementing a commercialization strategy following confirmation in 2008 of our expected E.U. approval timeline.

We also believe that there is a rapidly growing market for antibiotics treating serious gram-positive infections in the major Asian countries, including Japan, Korea, Taiwan, and China. We are currently planning to begin discussions around potential sales, marketing and development agreements for the major Asian markets, including Japan and Korea, in 2008.

Third-Party Reimbursement and Pricing

In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of coverage and reimbursement to providers and the consumer from third-party payors, such as government and private insurance plans. These third-party payors are increasingly challenging and negotiating the prices charged for medical products and services based on their degree of value to the patient. We believe that, if approved, the core clinical attributes of oritavancin, including its superior potency, reduced susceptibility to resistance, activity across a broad gram-positive spectrum, short duration of therapy, and favorable side effect profile, would enable us to differentiate the product from other competitive therapies and ultimately will lead to its widespread inclusion on hospital formularies and also to reimbursement by third-party payors. We intend to price oritavancin in the U.S. on a course of therapy basis consistent with other novel gram-positive antibiotics.

In many foreign markets, including the countries in the E.U., pricing of pharmaceutical products is subject to governmental control. Evaluation criteria used by many European government agencies for the purposes of pricing and reimbursement typically focus on the product’s degree of innovation and its ability to meet a clinical need unfulfilled by currently available therapies. We believe that, if approved in Europe, oritavancin’s core attributes would enable us to negotiate a competitive or premium price for the product in countries where pricing is set by a government agency, and to obtain reimbursement for the product from the responsible agencies in each market. As in the U.S., we intend to price the product competitively with other novel gram-positive antibiotics on a course of therapy basis.

Competition

Oritavancin is expected to compete with a number of drugs that target serious gram-positive infections acquired or treated in hospitals. Most of our existing and potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, most of these competitors have significantly greater commercial infrastructures than we have.

We anticipate that, if approved, oritavancin will compete with vancomycin, a generic drug that is manufactured by a variety of companies, as well as other drugs targeted at gram-positive bacterial infections. These include daptomycin (marketed by Cubist Pharmaceuticals as Cubicin), linezolid (marketed by Pfizer as Zyvox), quinupristin / dalfopristin (marketed by Sanofi-Aventis and Monarch Pharmaceuticals as Synercid®), and teicoplanin (marketed outside the U.S. by Sanofi-Aventis as Targocid). In addition, NDAs have been filed for dalbavancin (being developed by Pfizer) and telavancin (being developed by Theravance and Astellas Pharma). In addition, the FDA recently issued an Approvable letter for ceftobiprole (being developed by Johnson & Johnson and Basilea Pharmaceuticals) and, on March 19, 2008, Arpida announced that it had filed an NDA with the FDA for iclaprim. Both ceftobiprole and iclaprim are drugs directed at both gram-positive and gram-negative bacterial infections. These drug candidates represent potential competition for oritavancin. All of these companies are larger than we are and have significantly greater resources. Further, most of the drugs discussed above are either already established in the market or are expected to be commercialized before we would expect to launch oritavancin.

Our market research suggests that the key factors used by infectious disease physicians in selecting antibiotics for cSSSI and other serious infections are: efficacy, bactericidal activity, spectrum of coverage, convenience of administration and hospital economics, potential side effects, patient monitoring and drug resistance. We believe that oritavancin has most of the attributes that infectious disease physicians prefer and could provide an efficacious, safe and novel antibiotic for the treatment of serious gram-positive infections. As such, we believe that, if approved by the FDA, oritavancin will compete favorably with other approved treatment options on these and other bases.

Manufacturing and Supply Chain Management

We obtain oritavancin drug substance from our contract manufacturer, Abbott Laboratories (“Abbott”), and obtain final drug product from our contract fill/finish provider, Catalent Pharma Solutions, Inc. (formerly Cardinal Health PTS, LLC) (“Catalent”). We plan to add a second fill/finish provider prior to commercial launch of oritavancin. Our final drug product is currently packaged as a lyophilized presentation of 100 milligrams in a 20 cc single-use glass vial and we expect this to be our packaging size and presentation upon product launch.

These contract manufacturers are the sole manufacturing sources of oritavancin at this time, but we believe that we could locate alternative suppliers if necessary. We believe our employees have the necessary expertise to manage the supply chain for oritavancin for the U.S. and European markets, should we receive regulatory approval to commercialize oritavancin, although we have no history of doing so as a company.

Lilly developed the original oritavancin diphosphate drug substance manufacturing process and it was this process that was used to manufacture the drug product used to conduct the initial toxicology and non-clinical studies, as well as to prepare drug product for all clinical trials performed to date. The Lilly drug substance manufacturing process was transferred to Abbott in 2002 by InterMune. After the process was transferred to Abbott, the new drug substance process was validated in three consecutive runs following completion of two successful engineering runs and three registration stability batches. We believe this campaign has provided sufficient inventory to support the commercial launch of oritavancin, as the campaign generated approximately 100 kilograms of drug substance from the validated process in storage in accordance with current good manufacturing practices (“cGMP”), which upon completion of the fill/finish process, translates into approximately 100,000 courses of therapy.

In December 2006, we amended our development and supply agreement with Abbott to require that Abbott seek to develop and validate a drug substance process in which all animal sourced materials would be eliminated. This work is targeted to be completed in 2008 or later. We hope to deliver sufficient quantities of validated drug substance to serve as an alternate supply of drug substance, but this work is not required for our expected launch of oritavancin in the U.S.

Government Regulation

The development and commercialization of our product candidates and our ongoing research will be subject to extensive regulation by governmental authorities in the U.S. and other countries. Before marketing in the U.S., any medicine we develop must undergo rigorous pre-clinical studies and clinical trials and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act. Outside the U.S., our ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, we will only be permitted to commercialize our medicines if the appropriate regulatory authority is satisfied that we have presented adequate evidence of their safety, quality and efficacy.

Before commencing clinical trials in humans in the U.S., we must submit to the FDA an Investigational New Drug application (“IND”) that includes, among other things, the results of pre-clinical studies. If the FDA does not reject or place on hold the submitted IND application for safety reasons, clinical trials are usually carried out in three (and occasionally four) phases and must be conducted under FDA oversight. These phases generally include the following:

Phase 1.	The product candidate is introduced into humans and is tested for safety, dose tolerance and pharmacokinetics.

Phase 2.	The product candidate is introduced into a limited patient population to assess the efficacy of the drug in specific, targeted indications, assess dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks.

Phase 3.	If a compound is found to be potentially effective and to have an acceptable safety profile in Phase 2 evaluations, the clinical trial will be expanded to further demonstrate clinical efficacy, optimal dosage and safety within an expanded patient population at geographically dispersed clinical study sites.

Phase 4.	Clinical trials are studies required of or agreed to by a sponsor that are conducted after the FDA has approved a product for marketing.

The FDA’s role is to review and provide guidance on clinical trial designs, evaluating specifically the safety and efficacy of the trial design, prior to drug developers undertaking these clinical trials of drug product candidates. In the case of antibiotics for serious, gram-positive infections, drug developers have historically relied on non-inferiority studies, the goal of which is to show that a product candidate is not less effective than the approved standard of care.

Though historically the FDA had considered a non-inferiority clinical trial for antibiotics that treat serious infections like cSSSI (using a comparator like vancomycin) successful if the delta, or difference, between the tested drug product candidate and the approved standard of care was not more than 15%, the current FDA accepted delta for non-inferiority for this type of clinical trial is 10%. In accordance with draft guidance issued by the FDA in October 2007, we included in our NDA submission a justification of the deltas selected for the two Phase 3 clinical trials for oritavancin in cSSSI, both in terms of the benefit of oritavancin as compared to historical vancomycin and placebo cure rates and in terms of acceptable loss of treatment effect relative to historical vancomycin and placebo cure rates (in a population as similar as possible to the population enrolled in these Phase 3 clinical trials). The FDA has indicated that this analysis will be critical to approval of our NDA. We believe that the FDA has recently approved antibiotics for the treatment of cSSSI with non-inferiority deltas in excess of 10%. However, the FDA evaluates each drug candidate on the basis of its own benefits and risks, and one approval decision by the FDA should not be considered a precedent for decisions on other drug candidates.

The applicant must submit to the FDA the results of its pre-clinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product and proposed labeling, in the form of an NDA, including payment of a user fee. The FDA reviews all submitted NDAs before it accepts them and if the FDA does not believe that an NDA has sufficient information to allow a thorough review, the agency will refuse to file the NDA. However, most NDA submissions are accepted and filed 60 days after they are submitted. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA has ten months from the date of NDA submission in which to complete its initial review of a standard NDA and respond to the applicant. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides substantial additional information or clarification regarding information already provided in the submission within the last three months of the PDUFA goal date. The review process and the PDUFA goal date may be as short as six months if the FDA grants priority review of a submission.

If the FDA’s evaluations find that the subject drug is safe and effective, the FDA may issue an Approval letter. If the FDA’s evaluations of an NDA submission and the clinical and manufacturing procedures and facilities results in a determination that the information in the NDA is insufficient to establish the safety and efficacy of the subject drug or the manufacture of the drug does not satisfy cGMP regulations, the FDA may refuse to approve the NDA and may issue an Approvable or Not Approvable letter, both of which contain the conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will issue an Approval letter, authorizing commercial marketing of the drug for certain indications. According to the FDA, the median total approval time for NDAs approved during calendar year 2006 was approximately thirteen months for standard applications.

If we obtain regulatory approval for a medicine, this clearance will be limited to those diseases and conditions for which the medicine is effective, as demonstrated through clinical trials. Even if this regulatory approval is obtained, a marketed medicine, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Further, the FDA has significant authority to govern the marketing and commercializing of approved drug products, and the FDA may require or recommend that drug developers perform Phase 4 clinical trials even after receipt of FDA approval of a drug product. Discovery of previously unknown problems with a medicine, manufacturer or facility may result in restrictions on the medicine or manufacturer, including costly recalls or withdrawal of the medicine from the market.

We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize or recall products, withdraw approvals, seek injunctions to prevent violations, and institute criminal prosecution, any one or more of which could have a material adverse effect upon our business, financial condition and results of operations.

Outside the U.S., our ability to market the products we develop will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The regulatory approval process in other countries includes all of the risks associated with FDA approval described above.

Employees

As of March 4, 2008, we employed 86 employees, 22 of whom hold Ph.D., M.D. or Pharm.D. degrees. Sixty-seven of our employees were engaged in research and development activities and 19 are engaged in support administration, including marketing, finance, information systems, facilities and human resources. We consider our relationship with our employees to be good.

Where You Can find More Information

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under which we file periodic reports, proxy and information statements and other information with the U.S. Securities and Exchange Commission (“SEC”). Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

Financial and other information about us is available on our website (http://www.targanta.com). We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies are available in print to any Targanta stockholder upon request in writing to: Investor Relations, Targanta Therapeutics Corporation, 222 Third Street, Suite 2300, Cambridge, MA 02142.

Item 1A.	Risk Factors

Investment in our common stock involves a high degree of risk and uncertainty. You should carefully consider each of the risks and uncertainties described below before you decide to invest in our common stock. You should also refer to the other information in this annual report, including our financial statements and related notes. If any of the following risks and uncertainties actually occurs, our business, financial condition, and results of operations could be severely harmed. This could cause the market price of our common stock to decline, and you could lose all or part of your investment.

Risks Related to our Business

We are dependent on the success of our lead product candidate, oritavancin, and we cannot give any assurance that it will receive regulatory approval, which is necessary before it can be commercialized.

Our near-term prospects are substantially dependent on our ability to obtain FDA approval to market our lead product candidate, oritavancin, and successfully commercialize this product should it gain approval. We submitted an NDA to the FDA in February 2008 seeking approval to commercialize oritavancin for the treatment of cSSSI. We will not be able to commercialize oritavancin in the U.S. prior to obtaining FDA approval. Based on the timing of the submission of our NDA to the FDA, we would not expect to receive FDA approval and be able to commercialize this product until the fourth fiscal quarter of 2008, at the earliest. We cannot assure you that we will be able to obtain FDA approval for this product. If we are not able to commercialize oritavancin for cSSSI or for any other indications, we will not be able to generate product revenues in the foreseeable future, or at all. Oritavancin is the only one of our product candidates for which clinical trials have been conducted, and we do not expect to advance any other product candidates into clinical trials until 2009, if at all.

We have limited experience conducting clinical trials, and no prior experience in submitting an NDA to the FDA seeking regulatory approval to commercialize a drug. The two Phase 3 clinical trials that we have used in support of our NDA for oritavancin for cSSSI were conducted by our predecessors in the development of this drug. These two Phase 3 trials were designed and conducted as non-inferiority studies in which oritavancin was compared with vancomycin followed by cephalexin, an approved treatment for patients who have serious gram-positive infections. The goal of a non-inferiority study, such as those conducted with respect to oritavancin, is to show that a product candidate is not statistically less effective than the approved treatment.

Although our NDA has now been submitted to the FDA, it is possible that the FDA may refuse to accept our NDA for substantive review or may conclude after review of our data that our application is insufficient to allow approval of oritavancin. If the FDA does not accept or approve our NDA, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit those data before it will reconsider our application. Depending on the extent of these or any other FDA-required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing requirements on pharmaceutical products generally, and particularly in our areas of focus. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing oritavancin or any of our other product candidates, generating revenues, and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our application. If any of these outcomes occurs, we may be forced to abandon our application for approval of oritavancin, which would materially adversely affect our business and could potentially cause us to cease operations.

We may experience significant delays in the commercial launch of oritavancin, which would delay our generation of revenues.

We could experience significant delays in the commercial launch of oritavancin due to many factors, including:

•	the FDA’s refusal to accept our NDA, any requirement by the FDA that we conduct additional studies to support our NDA or the denial by the FDA of our NDA submission;

•

the FDA’s determination that the results from the additional toxicology testing that we performed on existing oritavancin drug product produced by Abbott and Catalent, our current suppliers, are unsatisfactory;

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

•

any delay in commencing and completing further Phase 2 and Phase 3 clinical trials of oritavancin for other indications, including for the treatment of cSSSI with a single, larger dose, which clinical trial is presently underway, or for the treatment of other indications;

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

•	our failure to establish a sales and marketing force in the time frame that we anticipate and/or any failure or delay in getting oritavancin listed on hospital and third-party payor formularies.

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

In the field of antibiotics, the FDA typically requires either superiority or non-inferiority trial designs depending on the specific indication for which the product candidate is seeking approval. In the context of the most serious and, if left untreated, potentially life-threatening infections (such as the infections oritavancin seeks to treat), the FDA often determines that a non-inferiority trial design is appropriate. In 2006, the FDA, for certain types of antibiotics for certain less serious, typically self-resolving infections, refused to accept successfully completed non-inferiority studies as the basis for approval. Instead, for some antibiotic products or trials involving comparator antibiotics, the FDA required placebo-controlled trials demonstrating the superiority of a drug candidate to placebo before considering approval. Conducting placebo-controlled trials for antibiotics can be time-consuming, expensive, and difficult to complete. Both the FDA and institutional review boards have ethical concerns about requiring or approving placebo-controlled trials because these trials would deny some participating patients (those receiving placebo) access to any antibiotic therapy during the course of the trial. Even if FDA and institutional review board approval is obtained, it may be difficult to enroll patients in placebo-controlled trials, particularly for infections that are serious and, if left untreated, life-threatening, because certain patients would not receive antibiotic therapy. The FDA has not indicated whether all antibiotics would require placebo-controlled superiority studies for FDA approval. This lack of guidance creates uncertainties about the standards for approval of antibiotics in the U.S.

Moreover, recent events, including complications arising from FDA-approved drugs, have raised questions about the safety of marketed drugs and may result in new legislation by the U.S. Congress and increased caution by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory concerns. In particular, non-inferiority studies have come under scrutiny from Congress, in part because of a congressional investigation as to the safety of Ketek, an antibiotic approved by the FDA on the basis of non-inferiority studies. Certain key members of Congress have asked the U.S. Government Accountability Office, an independent, non-partisan arm of Congress, to investigate the FDA’s reliance on non-inferiority studies as a basis for approval. It is possible that members of Congress may draft and introduce, and that Congress may pass, legislation that could significantly change the FDA’s approval process for antibiotics. If this were to happen, the path to regulatory approval for oritavancin might be significantly delayed.

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

A clinical trial designed to demonstrate non-inferiority aims to demonstrate that, at its lower limit or bound, the experimental drug candidate had efficacy results that fell within an approved range, or non-inferiority delta, relative to the efficacy results of the comparison drug (often referred to as the comparator or control arm of the trial). The first of the two Phase 3 studies of oritavancin for cSSSI conducted by our predecessors was designed to demonstrate non-inferiority on a primary endpoint with a delta, or difference, in cure rate of not more than 15% between oritavancin and the comparator (vancomycin followed by cephalexin, an oral antibiotic). A 15% delta was appropriate for this non-inferiority trial at the time the FDA reviewed the protocol design of this Phase 3 trial, which commenced in 1999. The results of this first Phase 3 trial demonstrated oritavancin’s efficacy at the lower bound with a 95% probability of being not more than 14.8% less effective than the comparator arm, which was within the 15% non-inferiority delta for this trial. Although the trial results were within the then accepted 15% non-inferiority delta for this particular clinical trial, new International Conference on Harmonization (“ICH”) guidelines now request the sponsor to provide a reliable estimate of the placebo-adjusted cure rate of the control treatment (in our case, vancomycin) in a population similar to that enrolled in the trial, before selecting the non-inferiority margin. In our Pre-NDA meetings, the FDA noted that our retrospective justification of a 15% non-inferiority margin, based on the new ICH guidelines, would be a critical element in its review of this Phase 3 clinical trial. In our recently filed NDA, in reliance on assembled scientific data from publications and previous studies, we applied the new ICH guidelines to support retrospectively the 15% non-inferiority margin. If the FDA does not find the materials and information we submitted to be persuasive and sufficient to support approval of an NDA or does not find our justification for the use of a 15% non-inferiority delta compelling, we may be unable to obtain FDA approval for oritavancin without additional clinical trials or at all. Any requirement of the FDA that we conduct an additional Phase 3 study of oritavancin would entail substantial expense and delay, and we cannot assure you in such a case that oritavancin would ever receive FDA approval.

If we are unable to discover, develop or acquire product candidates that are safe and effective, our business will be adversely affected.

We have never commercialized any of our product candidates. Further, we are uncertain whether any of our product candidates will meet applicable regulatory standards or whether any of our product candidates other than oritavancin will prove safe and effective in humans. Companies in the biotechnology and pharmaceutical industries, including companies with greater experience in pre-clinical testing and clinical trials than we have, have suffered significant setbacks in advanced clinical trials, even after demonstrating promising results in earlier trials. The risk of failure for all of our product candidates is high. The data supporting our drug discovery and development programs is derived solely from laboratory experiments, pre-clinical studies and clinical studies. Further, we have limited experience conducting clinical trials, and the two Phase 3 clinical trials that we used in support of the NDA we submitted to the FDA in February 2008 for oritavancin for cSSSI were conducted by our predecessors in the development of oritavancin. There can be no assurance that the Phase 3 clinical trials conducted by our predecessors included a sufficiently large population of patients to demonstrate safety and efficacy sufficient for the FDA to approve the dosage levels included in the product label within our NDA submission.

We anticipate performing further clinical trials of oritavancin over the next several years in an effort to establish its efficacy in other indications. Beyond oritavancin, our other compounds remain in the lead identification, lead optimization, pre-clinical testing and early clinical testing stages. It is, therefore, impossible to predict when or if any of our other compounds and product candidates will prove effective or safe in humans or will receive regulatory approval.

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

Further, we must conduct our clinical trials under protocols that are acceptable to regulatory authorities and to the committees responsible for clinical studies at the hospital sites at which these studies are conducted. We may experience delays in preparing protocols or receiving approval for them that may delay either or both the start and finish of our clinical trials. In addition, we may receive feedback from regulatory authorities or results from earlier stage clinical studies that require modifications or delays in planned later stage clinical trials or that cause a termination or suspension of our drug development efforts. If we were to encounter any of these types of delays or suspensions, our drug development costs would likely increase and the timeline for our receipt of regulatory approvals would likely be delayed.

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

Many antibiotics produce significant side effects, including, for example, severe allergic reaction, decreased blood pressure, suppression of the bone marrow, inflammation, swelling at the site of injection, muscle toxicity, optic and peripheral neuropathies and headaches. In clinical trials performed to date, side effects of oritavancin have included nausea, vomiting, constipation, diarrhea, injection site phlebitis, headache, dizziness, insomnia, rash and histamine-like infusion reactions including itching, hives, flushing, redness, wheezing (sometimes with shortness of breath), angioedema (or rapid swelling of the skin), hypotension, and muscle spasm. In addition, future clinical trials could reveal other side effects. The incidence of these or other side effects could cause us to interrupt, delay or halt future clinical trials of our product candidates and could result in the FDA or other regulatory authorities stopping further development of or denying approval of our product candidates for any or all targeted indications. Even if we believe our product candidates are safe, our data is subject to review by the FDA and comparable foreign regulatory authorities, which may disagree with our conclusions. Moreover, though we have clinical trial insurance, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in one of our clinical trials.

In 2004, InterMune, then the developer of oritavancin, requested a voluntary, self-imposed clinical hold on oritavancin prior to completion of two Phase 1 studies (OCSI-007 and OCSI-008) that were performed to evaluate drug-drug interaction and QT interval prolongation. InterMune requested this self-imposed clinical hold in part due to the observance of phlebitis, or vascular inflammation, at the infusion site judged to be unexpectedly greater in incidence and severity than anticipated. We have, since our acquisition of the rights to oritavancin from InterMune in December 2005, reexamined the data from all of the clinical trials with oritavancin and determined that the incidence of phlebitis in the clinical trials of oritavancin for cSSSI was not substantially higher than found with treatment with vancomycin or other glycopeptides. Further, we submitted our assessment of this data to the FDA and, at a January 2007 Pre-NDA meeting, the FDA accepted our assessment and agreed to lift the voluntary clinical hold on oritavancin, allowing us to complete three clinical trials with oritavancin during 2007. Although we believe that we have satisfactorily resolved this safety concern, we cannot assure you that this historic safety concern or any other safety concerns will not result in significant delays in obtaining regulatory approval of our NDA or in more stringent product labeling requirements for the cSSSI indication.

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

•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or to obtain regulatory approval in the U.S. or elsewhere, or may only be sufficient under subsequently superseded regulatory requirements;

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

We will not obtain regulatory approval for a product candidate in the U.S. unless and until the FDA approves an NDA. In order to market our medicines outside of the U.S., we must obtain separate regulatory approval in each country. However, in the E.U., we intend to pursue regulatory approval through the centralized approval process, which, if successful, would lead to simultaneous approval in all 27 E.U. member states. The approval procedure varies among countries and can involve additional testing. Further, the time required to obtain approval from foreign regulatory authorities may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. We submitted an NDA to the FDA for oritavancin in February 2008 and have not made a comparable submission in any foreign country for any of our product candidates, including oritavancin.

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

Oritavancin may not be accepted by physicians, patients, third-party payors, or the medical community in general.

Even if oritavancin is approved by the relevant regulatory agencies, the commercial success of oritavancin will depend upon its acceptance by physicians, patients, third-party payors and the medical community in general. If approved, oritavancin will compete with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, a number of existing antibiotics manufactured and marketed by major pharmaceutical companies and others, including linezolid (marketed by Pfizer as Zyvox) and daptomycin (marketed by Cubist Pharmaceuticals as Cubicin), and potentially new antibiotics that are not yet on the market. Even if the medical community accepts that oritavancin is safe and efficacious for its approved indications, physicians may not immediately be receptive to the use of oritavancin or may be slow to adopt it as an accepted treatment for gram-positive infections. Moreover, in the future, as has happened with other antibiotics (including vancomycin), infectious bacteria could develop resistance to oritavancin, particularly if it becomes widely used, which would render it less effective and therefore less appealing to physicians. In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of coverage and reimbursement to providers and the consumer from third-party payors, such as government and private insurance plans. These third-party payors are increasingly challenging and negotiating the prices charged for medical products and services based on their degree of value to the patient. If not added to hospital and third-party payor formularies, oritavancin will not be available for prescription by treating physicians.

If we are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, oritavancin is preferable to vancomycin and other existing or subsequently developed anti-infective drugs, we may never generate meaningful revenue from oritavancin. The degree of market acceptance of oritavancin depends on a number of factors, including, but not limited to:

•	the demonstrated clinical efficacy and safety of oritavancin;

•	our ability to educate the medical community about the safety and effectiveness of oritavancin;

•	the cost of treatment using oritavancin in relation to alternative treatments, including vancomycin and other generic antibiotics;

•	acceptance by physicians and patients of oritavancin as a safe and effective treatment;

•	the extent to which oritavancin is approved for inclusion on formularies of hospitals and third-party payors;

•	the reimbursement policies of government and third-party payors;

•	the perceived advantages of oritavancin over alternative treatments, including its potency, treatment period and side effects as compared to alternative treatments;

•	the clinical indications for which oritavancin is approved and whether oritavancin is effective against a broad range of gram-positive infections or only certain ones;

•	the extent to which bacteria develop resistance to oritavancin, thereby limiting its efficacy in treating or managing infections;

•	whether oritavancin is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;

•	relative convenience and ease of administration; and

•	prevalence and severity of side effects.

We have incurred operating losses in each year since our inception and expect to continue to incur substantial losses for the foreseeable future.

We have been engaged in discovering and developing compounds and product candidates since May 1997. We only acquired worldwide rights to oritavancin from InterMune in December 2005. To date, we have not generated any product sales revenue from oritavancin or any drug product candidate, and we may never generate revenue from selling pharmaceutical products. Further, even if we are able to commercialize oritavancin or another product candidate, there can be no assurance that we will ever achieve profitability. As of December 31, 2007, we had a deficit accumulated during the development stage of approximately $126.9 million.

Assuming we obtain FDA approval for oritavancin in the treatment of cSSSI, we expect that our expenses will increase as we prepare for the commercial launch of oritavancin and as we conduct further clinical trials on oritavancin for other indications. We also expect that our research and development expenses will continue to increase as we continue to initiate new discovery programs and expand our development programs. As a result, we expect to continue to incur substantial losses for the foreseeable future, and these losses may be increasing. We are uncertain when or if we will be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our common stock and our ability to raise capital and continue operations.

If we are unable to generate revenues from any product candidates, including oritavancin, or if we are unable to cost-effectively acquire other drug candidates or drug products, our ability to create long-term stockholder value may be limited.

We have no drug products that have been approved by the FDA. Our product candidate closest to possible commercialization is oritavancin, for which we filed an NDA with the FDA in February 2008 and for which we must still receive regulatory approval prior to commercial launch. We do not have any product candidates that will generate revenues in the near term. We note that most drug candidates never make it to the clinical development stage and even those that do make it into clinical development have only a small chance of gaining regulatory approval and becoming approved drug products. If we are unable to commercialize any of our current or future drug candidates, including oritavancin, or to acquire any marketable drug products, our ability to create long-term stockholder value will be limited.

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

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the U.S. and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have greater financial and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than oritavancin or any drug candidate that we are currently developing or that we may develop, which could render our technology obsolete and noncompetitive.

The competition in the market for therapeutic products that address infectious diseases is intense. Oritavancin faces competition in the U.S. from commercially available drugs such as vancomycin, marketed generically by Abbott, Shionogi & Co., and others; daptomycin, marketed by Cubist Pharmaceuticals as Cubicin; and linezolid, marketed by Pfizer as Zyvox. In particular, vancomycin has been a widely used and well known antibiotic for over 40 years and is sold in a relatively inexpensive generic form. Vancomycin, daptomycin and linezolid are all approved treatments for serious gram positive infections such as cSSSI. Further, daptomycin is an approved treatment for bacteremia and right-sided infective endocarditis, linezolid is an approved treatment for nosocomial pneumonia and vancomycin is an approved treatment for both bacteremia and pneumonia.

In addition, Pfizer is seeking FDA approval to market dalbavancin in the U.S., and, according to filings made with the SEC, Pfizer received an Approvable letter for dalbavancin in December 2007. Further, according to filings made by Theravance with the SEC, Theravance received a letter from the FDA in October 2007 indicating that its NDA for telavancin was approvable, subject to resolution of certain cGMP issues related to telavancin at a third-party manufacturer and submission of revised labeling or re-analyses of clinical data or additional clinical data. Subsequently, in separate press releases and filings with the SEC in March 2008, Theravance announced, first, that the FDA had cancelled a planned review of telavancin by the Anti-Infective Drugs Advisory Committee and, second, that the FDA had accepted as complete for review Theravance’s response to the October 2007 Approvable letter. Additionally, Theravance announced in filings with the SEC that its PDUFA date for telavancin is July 21, 2008. Other drug candidates in development include ceftobiprole (developed by Johnson & Johnson), for which the FDA recently issued an Approvable letter, and iclaprim (developed by Arpida), for which Arpida announced on March 19, 2008 that an NDA had been filed with the FDA. If approved, these drugs would compete in the intravenous antibiotic market and would target indications such as cSSSI. In addition, oritavancin may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before oritavancin in countries outside the U.S. and the E.U.

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

Any new medicine that competes with a generic market-leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. If approved, oritavancin must demonstrate these advantages, as it will compete with vancomycin, a relatively inexpensive generic drug that is manufactured by a number of companies, and a number of existing antibiotics marketed by major pharmaceutical companies. We will not achieve our business plan if the acceptance of oritavancin is inhibited by price competition or the reluctance of physicians to switch from existing drug products to oritavancin or if physicians switch to other new drug products, or choose to reserve oritavancin for use in limited circumstances. The inability to compete with existing drug products or subsequently introduced drug products would have a material adverse impact on our operating results.

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

Market acceptance and sales of oritavancin or our other product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that reimbursement will be available for oritavancin or any of our other product candidates. Also, we cannot be sure that reimbursement amounts will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able successfully to commercialize oritavancin or any of our other products.

In both the U.S. and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many injectable and infused products under Medicare. This has resulted in lower rates of reimbursement. There have been numerous other federal and state initiatives designed to reduce payment for pharmaceuticals.

As a result of legislative proposals and the trend towards managed health care in the U.S., third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drugs. They may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the FDA has granted market approvals. As a result, significant uncertainty exists as to whether and how much third-party payors will reimburse patients for their use of newly approved drugs, which in turn will put pressure on the pricing of drugs. The availability of numerous generic antibiotics at lower prices than branded antibiotics, such as oritavancin, if it were approved for commercial introduction, may also substantially reduce the likelihood of reimbursement for oritavancin. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals.

Our ability to pursue the development and commercialization of oritavancin depends upon the continuation of our license from Lilly.

Our license agreement with Lilly provides us with a worldwide exclusive license to develop and sell oritavancin in fields relating to infectious diseases. Pursuant to the license agreement, we are required to make certain milestone and royalty payments to Lilly. The license rights to oritavancin granted to us could revert to Lilly if we do not continue to use commercially reasonable efforts to develop and commercialize an oritavancin drug product or if we otherwise materially breach the agreement. In addition, either we or Lilly may terminate the license agreement upon the other party’s insolvency or uncured material breach of the agreement. If our license agreement with Lilly were terminated, we would lose our rights to develop and commercialize oritavancin, which would materially and adversely affect our business, results of operations and future prospects.

Even if our product candidates receive regulatory approval, commercialization of these products may be adversely affected by regulatory actions.

Even if we receive regulatory approval, this approval may include limitations on the indicated uses for which we can market our medicines. Further, if we obtain regulatory approval, a marketed medicine and its manufacturer are subject to continual review, including review and approval of manufacturing facilities. Discovery of previously unknown problems with a medicine may result in restrictions on its permissible uses, or on the manufacturer, including withdrawal of the medicine from the market. The FDA and similar foreign regulatory bodies may also implement new standards or change their interpretation and enforcement of existing standards and requirements for the manufacture, packaging or testing of products at any time. If we are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business. Any failure to maintain regulatory approval will limit our ability to commercialize our product candidates, which would materially and adversely affect our business, operating results and financial condition.

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We have agreements with third-party contract research organizations (“CROs”) to provide monitors for and to manage data for our ongoing clinical programs. We rely heavily on these parties for execution of our pre-clinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol. We and our CROs are required to comply with current good clinical practices (“cGCP”), which are regulations and guidelines enforced by the FDA for all of our products in clinical development. The FDA enforces these cGCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations, and will require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

We have recently hired additional CROs to obtain additional resources and expertise to accelerate our progress with regard to on-going clinical programs and the synthesis of clinical trial data for submission with our recently submitted NDA for oritavancin. Switching or adding additional CROs involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new contract research organization commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our operating results, financial condition or future prospects.

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

We have entered into long-term agreements with each of Abbott and Catalent. In the case of the agreement with Abbott, either party to this agreement may terminate the agreement with at least two years advance notice if the terminating party determines in good faith that the clinical development and/or commercialization of oritavancin of the bulk drug substance, before or after the first commercial sale made by us, is not technically or commercially feasible or if it is not economically justifiable. After the initial term of this agreement, which extends until December 31, 2014, the agreement automatically renews for successive two-year terms unless terminated by either party with at least twelve months’ notice. If we change the specifications for the bulk drug substance Abbott is to produce, or the FDA or another regulatory body requires us to change the manufacturing specification for the bulk drug substance, and that change would increase Abbott’s manufacturing costs, we must reach an agreement with Abbott about how to allocate the costs associated with the change. If we cannot reach agreement, Abbott may refuse to implement the change, or may terminate the agreement. Further, Abbott may terminate this agreement if the FDA has not approved an NDA for oritavancin prior to January 1, 2010. Finally, either we or Abbott may terminate this agreement on 60 days’ written notice in the event of insolvency of or uncured material breach by the other party.

Our agreement with Catalent provides for an initial three-year term continuing until March 27, 2010. Either party may terminate this agreement on 60 days’ written notice in the event of an uncured material breach. In addition, Catalent may suspend production under this agreement until any outstanding payments are brought current. Finally, either party may terminate this agreement upon the other party’s insolvency. We have not yet entered into a long-term agreement with any alternate fill/finish suppliers, but we intend to do so prior to commercial launch of oritavancin in order to ensure that we maintain adequate supplies of finished drug product.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. If Catalent or any alternate supplier of finished drug product, or, Abbott, our drug substance or API supplier, experiences any significant difficulties in its respective manufacturing processes for oritavancin API or finished product, we could experience significant interruptions in the supply of oritavancin. We note that in 2007, in connection with the production of a series of three validation lots, two of the manufacturing lots failed to meet the required specifications such that they had to be reproduced. Were we to encounter manufacturing issues such as this on a larger scale in the future, our ability to produce a sufficient supply of oritavancin might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply oritavancin at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product supplier, if we face these or other difficulties with our current suppliers, we could experience significant interruptions in the supply of oritavancin if we decided to transfer the manufacture of oritavancin to one or more alternative suppliers in an effort to deal with the difficulties.

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

We believe we have sufficient quantities of bulk drug substance and have contracted with Catalent to formulate finished drug product to complete all of the currently planned clinical studies of oritavancin. Further, we plan to have Abbott, Catalent and any alternate suppliers later identified, manufacture and package additional bulk drug substance and finished drug product in connection with commercial launch in the event oritavancin is approved for sale by regulatory authorities. If we are unable to do so in a timely manner, the commercial introduction of oritavancin, if approved by the FDA, would be adversely affected.

If the FDA does not approve the manufacturing facilities of Abbott, Catalent or any later identified manufacturing partners, we may be unable to develop or commercialize oritavancin.

We rely on Abbott and Catalent to manufacture bulk oritavancin API and finished drug product, respectively, and currently have no plans to develop our own manufacturing facility. In addition, we expect to add an alternate fill/finish provider prior to commercial launch of oritavancin. The facilities used by our contract manufacturers to manufacture our product candidates must be inspected and approved by the FDA, which inspections will commence in the coming months in light of the February 2008 submission of our NDA to the FDA. We do not control the manufacturing process of oritavancin and are completely dependent on our contract manufacturing partners—currently, Abbott and Catalent—for compliance with the FDA’s requirements for manufacture of finished oritavancin drug product. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for the manufacturing facilities. If the FDA does not approve these facilities for the manufacture of oritavancin, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining approval for and manufacturing oritavancin.

In addition, our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with the cGMP regulations, and similar regulatory requirements. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to have produced, obtain regulatory approval for or market our product candidates.

In order to satisfy regulatory authorities, we may need to reformulate the way in which our oritavancin API is created to remove animal source product.

Presently, our oritavancin API is manufactured using animal-sourced products—namely porcine-sourced products. Certain non-U.S. regulatory authorities have historically objected to the use of animal-sourced products—particularly bovine-sourced products—during the preparation of finished drug product. As a result and in order to best position oritavancin for approval in foreign jurisdictions, we have entered into an agreement with Abbott whereby we, along with Abbott, are seeking to develop a manufacturing process for oritavancin API that does not rely on the use of any animal-sourced products.

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

We may encounter delays in filling customer orders or incur substantial losses if our supply of bulk and finished drug product, which are produced and packaged for us by third-party manufacturers, is interrupted.

Once Abbott has completed production of oritavancin bulk drug substance at its facilities in Illinois, the material is shipped to Catalent’s facilities in Arizona for processing, packaging and labeling as final drug product. These shipments are of significant value and, while in transit, could be lost or damaged. Moreover, at any time after being shipped, our oritavancin API or finished drug product could be lost or damaged as it is stored with Catalent, our current finished product manufacturer, or, additionally, in the future, when it is stored at the facilities of any alternate fill/finish supplier. Depending on when in this process the API or finished drug product is lost or damaged, we may have limited recourse for recovery from our manufacturers or insurers. As a result, our financial performance could be impacted by any such loss of or damage to our oritavancin API.

We also may experience interruption or significant delay in the supply of oritavancin API or finished drug product due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability. In any such event, the supply of oritavancin API stored at Abbott and the oritavancin finished drug product stored with Catalent or any alternate fill/finish supplier could also be impacted. We may also be subject to financial risk from volatile fuel costs associated with shipping oritavancin API or finished drug product within the U.S. and, once we have received necessary foreign approvals, to our international distribution partners for packaging, labeling and distribution.

If we fail to obtain the capital necessary to fund our operations, we may be unable to develop our product candidates and we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

We need large amounts of capital to support our research and development efforts. If we are unable to secure capital to fund our operations, we will not be able to continue our discovery and development efforts and we might have to enter into strategic collaborations that could require us to share commercial rights to our products and product candidates with third parties in ways that we currently do not intend. Based on our current operating plans, we believe that our cash, cash equivalents and short-term investments will be sufficient to meet our anticipated operating needs into the third quarter of 2009. Depending on the status of regulatory approval or, if approved, commercialization of oritavancin, as well as the progress we make in selling that product candidate, we may require additional capital to fund operating needs thereafter.

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

We may also need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate. To raise additional funds, we may seek to sell additional equity or debt securities, or both, or incur other indebtedness. Further, under the terms of our credit agreement with Merrill Lynch Capital and two other lenders, we may not incur additional indebtedness in excess of $250,000 without Merrill Lynch Capital’s prior written consent. The sale of additional equity or debt securities, if convertible, could result in the issuance of additional shares of our capital stock and could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing research and development efforts. This could harm our business, operating results and financial condition and cause the price of our common stock to fall.

If we are unable to establish satisfactory sales and marketing capabilities, we may not succeed in commercializing oritavancin.

In anticipation of receiving FDA approval for the commercial launch of oritavancin, we hired a Chief Commercial Officer in March 2008 and anticipate beginning to hire additional sales and marketing personnel to establish our own sales and marketing capabilities in the U.S. in time for our anticipated commercial launch of oritavancin. We plan to add our first sales representatives after we receive FDA approval of our NDA for oritavancin in cSSSI. Therefore, at the time of our anticipated commercial launch of oritavancin, assuming regulatory approval of the drug by the FDA, our sales and marketing team will have worked together for only a limited period of time. We cannot guarantee that we will be successful in marketing oritavancin in the U.S.

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

If appropriate regulatory approvals are obtained, we intend to commercialize oritavancin and our other product candidates in international markets through collaboration arrangements with third parties. We have not yet entered into any agreements related to the marketing of oritavancin or any of our other product candidates in international markets and we may not be able to enter into any arrangements with respect to international collaborations on favorable terms or at all. In addition, these arrangements could result in lower levels of income to us than if we marketed our product candidates entirely on our own. If we are unable to enter into appropriate marketing arrangements for our product candidates in international markets, we may not be able to develop an effective international sales force to commercialize oritavancin and our other product candidates in international markets. If we fail to enter into marketing arrangements for our products and are unable to develop an effective international sales force, our ability to generate revenue would be limited as a significant portion of the market opportunity for oritavancin and our other product candidates is likely to be in international markets.

If we are not successful in recruiting sales and marketing personnel or in building a sales and marketing infrastructure or if we do not successfully enter into appropriate collaboration arrangements with third parties, we will have difficulty commercializing oritavancin and our other product candidates, which would adversely affect our business, operating results and financial condition.

A variety of risks associated with our international operations could materially adversely affect our business.

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

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

In order to establish our sales and marketing infrastructure, we will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 4, 2008, we employed 86 employees. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize oritavancin and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends in large part upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel. In order to induce valuable employees to remain at Targanta, we have provided options that vest over time. The value to employees of options that vest over time is significantly affected by movements in our stock price that we cannot control and may at any time be insufficient to counteract more lucrative offers from other companies.

Our scientific team has expertise in many different aspects of drug discovery and development. We conduct our operations at our facilities in Cambridge, Massachusetts; Indianapolis, Indiana; and Montreal, Québec. These areas are headquarters to many other biopharmaceutical companies and many academic and research institutions and, as a result, there is currently a shortage of experienced scientists, which is likely to continue. Competition for skilled personnel in our market is very intense and competition for experienced scientists may limit our ability to hire and retain highly qualified personnel on acceptable terms.

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

As of December 31, 2007, through our license agreement with Lilly, we licensed from Lilly 37 issued, unexpired U.S. patents, three pending U.S. patent applications, approximately 452 granted foreign patents and approximately 76 pending foreign patent applications. We also have two pending U.S. patent applications and two pending international patent applications filed in relation to aspects of oritavancin discovered by our scientists. After the patent related to the composition of oritavancin expires on November 24, 2015, we will not be able to use this patent to block others from marketing oritavancin in the U.S. We believe, however, that under Hatch-Waxman legislation, the composition of matter patent covering oritavancin may be eligible to be extended for up to an additional five years.

Third parties may challenge the patents we license or own. Further, the patent applications that we license or have filed may fail to result in issued patents. Some claims in pending patent applications filed or licensed by us have been rejected by patent examiners. These claims may need to be amended and, even after amendment, a patent may not be permitted to issue. Further, the existing or future patents to which we have rights based on our agreement with Lilly may be too narrow to prevent third parties from developing or designing around these patents. Additionally, we may lose our rights to the patents and patent applications we license in the event of a breach or termination of the license agreement. Manufacturers of generic drugs may also seek to obtain approval to sell a generic version of oritavancin prior to the expiration of the patent on the composition of oritavancin. If the sufficiency of the breadth or strength of protection provided by the patents we license with respect to oritavancin or the patents we pursue related to another product candidate is threatened, that could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, oritavancin and our other product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our drug candidates under patent protection would be reduced.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug discovery and development processes that involve proprietary know-how, information and technology that is not covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop the same or substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the U.S. and Canada. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

Third-party claims of intellectual property infringement may prevent or delay our drug discovery, development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, methods of manufacture or methods for treatment related to the use or manufacture of oritavancin and/or our other product candidates. At present, we are not aware of any patent claims with merit that would adversely and materially affect our ability to develop our product candidates. We are, however, aware of two U.S. patents, and European, Canadian and Japanese counterpart patents, with claims to naturally occurring molecules that may be produced in trace amounts as contaminants during the manufacture of oritavancin. Derivatives of these molecules may also be present in the final oritavancin product. Based on our review of the U.S. patents and their issued claims, we do not believe that their existence would block our ability to manufacture or commercialize oritavancin in the U.S., assuming we receive regulatory approval to market oritavancin in the U.S. Furthermore, both of these third-party U.S. patents will expire by the end of December 2008. Thus, it is likely that at least one, if not both, of the U.S. patents will be expired by the time we obtain approval to market oritavancin in the U.S. We cannot rule out the possibility of third-party allegations related to these or any other patents. If these or any other patents were held by a court of competent jurisdiction to cover the oritavancin manufacturing process, any molecules formed during the manufacturing process or the final oritavancin product itself, the holders of any such patents might be able to block our ability to commercialize oritavancin unless we obtained a license under the applicable patent or patents, or until such patents expire. We cannot predict whether we would be able to obtain a license on commercially reasonable terms, if at all. Any inability to obtain such a license under the applicable patents on commercially reasonable terms, or at all, may have a material adverse effect on our ability to commercialize oritavancin until such patents expire.

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

Interference proceedings brought by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patents and patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if a prevailing party does not offer us a license on terms that are acceptable to us. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distraction of our management. We may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the U.S.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, that could have a substantial adverse effect on the price of our common stock.

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

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials and viruses. In addition, our operations produce hazardous waste products. Federal, state and local laws and regulations in both the U.S. and Canada govern the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our procedures for use, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We only have limited insurance for liabilities arising from hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, operating results and financial condition.

General Company-Related Risks

Our stock price may be volatile, and the value of our stock could decline.

The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•

any adverse development or perceived adverse development with respect to the FDA’s review of our NDA, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and The Nasdaq Global Market, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we will be required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report, commencing in our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Substantially all of our existing stockholders are subject to lock-up agreements with the underwriters of our initial public offering that restrict the stockholders’ ability to transfer shares of our common stock for at least 180 days from the date of the final prospectus of our initial public offering in October 2007. The lock-up agreements limit the number of shares of common stock that may be sold immediately following the public offering. Subject to certain limitations, approximately 16,415,686 of our total outstanding shares will be eligible for sale upon expiration of the lock-up period. In addition, shares issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our 2007 Stock Option and Incentive Plan (the “2007 Plan”), our management is authorized to grant stock options to our employees, directors and consultants. Our board of directors may elect to increase the number of shares available for future grant under the 2007 Plan each year by an amount equal to up to 3.5% of all shares of our capital stock outstanding as of December 31st of each preceding year. In February 2008, our board of directors increased the number of shares available for grant under the 2007 Plan by 733,921 shares, which equaled 3.5% of the total shares of the Company’s capital stock outstanding as of December 31, 2007. As a result of this increase and the return of shares to the 2007 Plan due to forfeitures of previously granted options under a predecessor option plan, the aggregate number of shares available for grant under the 2007 Plan (including currently outstanding grants) is now 1,992,411.

All of the shares of common stock sold in our initial public offering will be freely tradable without restrictions or further registration under the Securities Act, except for any shares purchased by our affiliates as defined in Rule 144 under the Securities Act. Rule 144 defines an affiliate as a person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, us and would include persons such as our directors and executive officers.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We believe that, with our initial public offering, our most recent private placement and other transactions that have occurred over the past three years, we have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, some of our net operating loss carryforwards may expire before we are able to utilize them to offset taxable income.

Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders.

Provisions in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders. These provisions include:

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

Our executive officers, directors, 5% stockholders and their affiliates control approximately 81.3% of our outstanding common stock. Therefore, these stockholders have the ability to influence the company through this ownership position.

These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors; amendments of our organizational documents; or approval of any merger, sale of assets or other major corporation transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that our stockholders may feel are in their best interest.

Our corporate compliance program cannot ensure that we are in compliance with all applicable “fraud and abuse” laws and regulations and other applicable laws and regulations in the jurisdictions in which we may sell oritavancin or other product candidates, and a failure to comply with these regulations or prevail in litigation related to noncompliance could harm our business.

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

Item 2.	Properties

Our facilities currently consist of approximately 33,600 square feet of laboratory and office facilities located in the U.S. and Canada. Our corporate headquarters is located in Cambridge, Massachusetts where the administrative responsibilities are staffed for marketing, human resources, finance, and information technology. Our development headquarters, which includes clinical, regulatory, and manufacturing responsibilities, are located in Indianapolis, Indiana. Our research headquarters, which includes microbiology, medicinal chemistry, and animal testing, are located in Montreal, Québec.

We currently lease approximately 6,100 square feet of office facilities in Cambridge, Massachusetts through October 2009, and, effective May 1, 2008, will lease an additional 1,739 square feet of office facilities at our Cambridge location. In addition, we lease 16,000 square feet of laboratory and office facilities in three separate locations in Montreal, Québec. Specifically, in Montreal we have a lease for 10,220 square feet through April 2012, 5,102 square feet through March 2009, and 699 square feet through January 2009. We lease approximately 11,500 square feet of office facilities in Indianapolis, Indiana through August 2010.

We believe that these facilities are adequate to meet our current needs. We believe that if additional space is needed in the future, such space will be available on commercially reasonable terms as needed.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.0001, has been listed on The Nasdaq Global Market under the stock symbol “TARG” since October 10, 2007, the date our shares began to trade publicly. Prior to that time, there was no public market for our stock. The following table sets forth, for the indicated periods, the high and low sales prices per share for our common stock on The Nasdaq Global Market.

Fiscal Year 2007 Quarters Ended	High	Low
December 31, 2007 (since October 10, 2007)	$10.40	$7.61

Holders

On March 24, 2008, the closing price for the common stock was $8.45 per share. As of March 24, 2008, there were approximately 38 stockholders of record of our common stock.

Dividends

Our board of directors has discretion in determining whether to declare or pay dividends, which will depend upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant. We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business and do not anticipate paying dividends in the foreseeable future. Moreover, our loan agreement relating to the term note issued by us to Merrill Lynch Capital and two other financial institutions imposes restrictions on our ability to declare and pay dividends. We may also incur future indebtedness that would limit our ability to declare and pay dividends.

On January 31, 2007, the Company’s Board of Directors and stockholders authorized a 1:150 reverse stock split for all authorized and outstanding shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and common stock. On September 24, 2007, the Company’s Board of Directors authorized a 1.25:1.0 forward stock split, paid in the form of a stock dividend, for all authorized and outstanding shares of common stock. Consequently, all share information in our consolidated financial statements has been retroactively restated to reflect these stock splits. Additional information is presented in footnote 12 of the notes to our consolidated financial statements.

Securities Authorized for Issuance Under Equity Incentive Plans

The information required to be disclosed by Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Incentive Plans,” is included under Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Since December 31, 2006, we have issued and sold unregistered securities in connection with private placements of our securities and option issuances. These securities were deemed to be exempt from registration either pursuant to (a) Section 4(2) of the Securities Act and Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering; (b) Rule 701 under the Securities Act, as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors; (c) Regulation S promulgated under the Securities Act, as offers and sales of securities outside the U.S.; or (d) applicable Canadian securities rules.

On January 31, 2007, we issued and sold an aggregate of 1,635,970 shares of our Series C-1 Convertible Preferred Stock to eight accredited investors, 273,734 shares of our Series C-2 Convertible Preferred Stock to eight accredited investors and 4,818,508 shares of our Series C-3 Convertible Preferred Stock to eighteen accredited investors in a private placement under Section 4(2) of the Securities Act for aggregate consideration of $48,571,999 in cash and $21,748,379 in converted debt securities. We also issued warrants to purchase up to an aggregate of 333,345 shares of our Series C-1 Convertible Preferred Stock to twenty accredited investors in a private placement under Section 4(2) of the Securities Act. Further, we issued warrants to purchase up to an aggregate of 37,313 shares of our common stock to eighteen non-U.S. investors in a transaction exempt from registration pursuant to Regulation S.

Additionally, on January 31, 2007, in connection with the issuance by our Ontario subsidiary of an aggregate of 725,047 Class C-1 Preferred Exchangeable Shares to three non-U.S. accredited investors, we issued those same investors a like number of shares of our Series C-1 Special Voting Stock in a transaction exempt from registration under Regulation S. In connection with the issuance by our Ontario subsidiary of an aggregate of 448,640 Class C-2 Preferred Exchangeable Shares to three accredited investors, we issued to those investors a like number of shares of our Series C-2 Special Voting Stock in a transaction exempt from registration under Regulation S. In connection with the issuance by our Ontario subsidiary of an aggregate of 448,640 Class C-3 Preferred Exchangeable Shares to three accredited investors, we issued to those investors a like number of shares of our Series C-3 Special Voting Stock in a transaction exempt from registration under Regulation S. In connection with the foregoing issuances, our Ontario subsidiary received aggregate consideration of $16,955,864 in cash. On January 31, 2007, our Ontario subsidiary also issued warrants to purchase up to 80,378 Class C-1 Exchangeable Shares to three accredited investors.

On January 31, 2007, we issued a stock dividend, paid in the form of 9,368 additional shares of Series B Redeemable Convertible Preferred Stock, to the holders of outstanding shares of our Series B Redeemable Convertible Preferred Stock. In addition, in connection with the issuance by our Québec and Ontario subsidiaries of a similar stock dividend on the outstanding Class B Preferred Exchangeable Shares of those companies, we issued 19,323 shares of our Series B Special Voting Stock to the holders of outstanding shares of our Series B Special Voting Stock in a transaction exempt under Regulation S.

On February 7, 2007, upon our achievement of a milestone and for no additional consideration, we issued 358,797 shares of our Series C-2 Convertible Preferred Stock, 358,798 shares of our Series C-3 Convertible Preferred Stock and a warrant to purchase up to 35,552 shares of our Series C-1 Convertible Preferred Stock to one accredited investor in a private placement under Section 4(2) of the Securities Act.

On February 16, 2007, we issued and sold an additional 708,828 shares of our Series C-3 Convertible Preferred Stock to nine accredited investors in a private placement under Section 4(2) of the Securities Act for aggregate consideration of $7,400,004. We also issued warrants to purchase up to an additional 35,079 shares of our Series C-1 Convertible Preferred Stock to these nine accredited investors.

On September 10, 2007, upon our achievement of a milestone and for no additional consideration, we issued 358,798 shares of our Series C-2 Convertible Preferred Stock, 358,797 shares of our Series C-3 Convertible Preferred Stock and a warrant to purchase 35,553 shares of our Series C-1 Convertible Preferred Stock to one accredited investor in a private placement under Section 4(2) of the Securities Act.

On September 24, 2007, in connection with the declaration by our board of directors of a forward stock split, paid in the form of a stock dividend of 1.25 shares of our common stock for each authorized and outstanding share of our common stock, our Québec subsidiary issued 5,052 of its common exchangeable shares and we issued a like number of our shares of common special voting stock in a transaction exempt from registration under Regulation S.

On September 24, 2007, in connection with our entry into a new credit agreement, we issued warrants to purchase up to 45,942 shares of our Series C-1 Convertible Preferred Stock to three accredited investors in a private placement under Section 4(2) of the Securities Act. In addition, on September 24, 2007, in connection with our repayment of outstanding indebtedness under existing loan agreements and in replacement of a like warrant issued in April 2004, we issued a warrant to purchase up to 8,200 shares of our Series B Convertible Preferred Stock to one accredited investor in a private placement under Section 4(2) of the Securities Act.

The exchangeable shares described above, as well as the exchangeable shares issued by our Canadian subsidiaries prior to 2007, were exchangeable at any time, upon the election of the holders of such shares, for shares of the like class or series of our capital stock. Upon the effectiveness of our initial public offering, we redeemed all outstanding exchangeable shares issued by our Canadian subsidiaries in exchange for like shares of the corresponding class or series of our capital stock. In addition, all outstanding warrants to purchase exchangeable shares were converted into warrants to purchase shares of the corresponding class or series of our capital stock. Upon the exchange of exchangeable shares issued by our Canadian subsidiaries for shares of the corresponding class or series of our capital stock, the shares of special voting stock that corresponded to those exchangeable shares were automatically cancelled.

Concurrently with the effectiveness of our initial public offering, each outstanding share of Series A Convertible Preferred Stock of the Company was converted into 14.23611 shares of common stock, each outstanding share of Series B Convertible Preferred Stock of the Company was converted into 12.8876 shares of common stock, and each outstanding share of Series C-1 Convertible Preferred Stock, Series C-2 Convertible Preferred Stock and Series C-3 Convertible Preferred Stock of the Company was converted into 1.25 shares of common stock.

The recipients of securities in each of the transactions summarized above represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients either received adequate information about us or had adequate access, through their relationship with us, to information about us. There were no underwriters employed in connection with any of the transactions described immediately above.

Pursuant to our 2005 Stock Option Plan, in May 2007, we granted replacement and new options to purchase up to 2,214,808 shares of our common stock (in part in exchange for the anticipated cancellation of 52,023 outstanding options) and we granted an additional option to purchase 31,250 shares of our common stock to a new non-employee director, and in July 2007 we granted additional options to purchase 130,625 shares of our common stock to newly hired employees. Pursuant to our 2007 Plan, in October 2007, we granted options to purchase up to 161,000 shares of our common stock to certain non-employee directors and newly hired employees. All of these options were issued pursuant to Rule 701 under the Securities Act as transactions pursuant to a compensatory benefit plan approved by the registrant’s board of directors.

Use of Proceeds from Registered Securities

On October 9, 2007, our Registration Statement on Form S-1, as amended (File No. 333-142842), relating to the initial public offering was declared effective by the SEC. The managing underwriters of the initial public offering were Credit Suisse Securities (USA) LLC, Cowen and Company LLC, Lazard Capital Markets LLC and Leerink Swann LLC. On October 15, 2007, we closed the sale of 5,750,000 shares of common stock in the initial public offering for net proceeds to us of approximately $51.1 million after deducting underwriting discounts and commissions and related offering costs. We did not pay, directly or indirectly, any offering expenses to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. As of December 31, 2007, $51.1 million of the net proceeds remained available and were primarily invested in highly liquid short-term investments, including money market accounts, overnight investment accounts, certificates of deposit, commercial paper, corporate bonds and asset backed securities, pending their use to fund our operations and expansion. There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on October 10, 2007.

Performance graph

The following performance graph and related information is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of the Company under the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following performance graph compares the cumulative total return of our common shares with that of the Nasdaq Composite Index and the Nasdaq Pharmaceuticals Index from October 10, 2007 (the date our common shares began to trade publicly) through December 31, 2007. The graph assumes that the value of the investment was $100 on October 10, 2007 and all dividends and other distributions were reinvested. The comparisons in this graph are provided in accordance with SEC disclosure requirements and are not intended to forecast or be indicative of the future performance of our common shares.

	10/10/2007	11/30/2007	12/31/2007
Targanta Therapeutics Corporation	$100.00	$100.85	$96.17
NASDAQ Pharmaceuticals Index	$100.00	$101.81	$95.09
NASDAQ Market Index	$100.00	$98.54	$98.19

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from Morningstar, Inc., a source believed to be reliable, however, the Company is not responsible for any errors or omissions in such information.

Item 6.	Selected Consolidated Financial Data

This section presents our historical financial data. You should read the selected financial data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace the consolidated financial statements. We have derived the statement of operations data for the years ended December 31, 2007 and 2006, the seven months ended December 31, 2005, the year ended May 31, 2005 and the period from May 20, 1997 (date of inception) through December 31, 2007 and the balance sheet data as of December 31, 2007 and 2006 from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which have been audited by Ernst & Young LLP, independent registered public accounting firm. We have derived the consolidated statements of operations data for the year ended May 31, 2004 and the balance sheet data as of December 31, 2005 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. We have derived the consolidated statements of operations for the year ended May 31, 2003 and the consolidated balance sheet data as of May 31, 2005, 2004 and 2003 from a reconciliation to U.S. generally accepted accounting principles (“GAAP”) of audited Canadian GAAP financial statements, which have not been audited for U.S. GAAP purposes. These financial statements are not included herein. In 2005, we changed our fiscal year end from May 31 to December 31.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Seven Months Ended December 31, 2005	Year Ended May 31, 2005	Year Ended May 31, 2004	Year Ended May 31, 2003	For the Period from May 20, 1997 (date of inception) through December 31, 2007
						(unaudited)
	(in thousands, except share and per share data)
Statement of operations data:
Operating expenses
Research and development	$34,648	$11,456	$2,319	$4,503	$5,198	$2,556	$65,395
Acquired in-process research and development	17,152	—	11,847	—	—	—	29,000
General and administrative	9,835	3,352	2,108	1,388	1,506	1,174	20,964

Total operating expenses	61,635	14,808	16,274	5,891	6,704	3,730	115,359

Other income (expense)
Interest income	2,542	280	31	78	125	139	3,457
Interest expense	(2,890)	(14,968)	(852)	(211)	(41)	(46)	(19,115)
Foreign exchange gain (loss)	(1,735)	(214)	14	—	—	—	(1,934)
Gain on disposal of property and equipment	—	—	—	—	—	12	47

Other income (expense), net	(2,083)	(14,902)	(807)	(133)	84	105	(17,545)

Loss before income tax benefit (expense)	(63,718)	(29,710)	(17,081)	(6,024)	(6,620)	(3,625)	(132,904)
Income tax benefit (expense)	371	(431)	1,491	759	776	630	5,973

Net loss	$(63,347)	$(30,141)	$(15,590)	$(5,265)	$(5,844)	$(2,995)	$(126,931)

Net loss per share—basic and diluted	$(13.12)	$(1,266.55)	$(633.31)	$(244.31)	$(275.39)	$(148.75)

Weighted average number of common shares used in net loss per share—basic and diluted	4,845,266	25,282	25,282	25,265	25,256	24,332

	December 31, 2007	December 31, 2006	December 31, 2005	May 31, 2005	May 31, 2004	May 31, 2003
				(unaudited)	(unaudited)	(unaudited)
	(in thousands)
Balance sheet data:
Cash, cash equivalents and short-term investments	$90,259	$12,533	$12,209	$2,572	$1,767	$7,732
Working capital (deficit)	77,844	(9,895)	10,263	3,422	2,986	8,238
Total assets	94,149	15,214	16,169	5,299	5,342	10,325
Note payable	—	7,297	6,529	3,833	(59)	—
Convertible debt	—	28,516	9,702	—	—	—
Long-term debt	19,767	—	—	—	—	—
Long-term portion of capital lease obligations	—	—	—	15	183	430
Series B redeemable convertible preferred stock	—	14,974	13,094	12,972	12,064	10,953
Deficit accumulated during the development stage	(126,931)	(63,584)	(33,443)	(17,853)	(12,588)	(6,744)
Total stockholders’ equity (deficit)	64,873	(41,490)	(18,948)	(14,294)	(8,733)	(2,225)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, certain of which are beyond our control. In addition, we may face additional risks and uncertainties not presently known to us or that we presently deem to be immaterial. If any of these known or unknown risks or uncertainties were actually to occur, our actual results could differ materially from these forward-looking statements. Further, our actual results could materially differ from these forward-looking statements as a result of a number of factors including, but not limited to, those factors described in Part I, Item 1A “Risk Factors.” Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative antibiotics for serious infections treated or acquired in hospitals and other institutional settings. Our lead product candidate is oritavancin, a novel intravenous antibiotic, for the treatment of serious gram-positive bacterial infections including cSSSI and bacteremia. In February 2008, we submitted an NDA to the FDA seeking to commercialize oritavancin for the treatment of cSSSI, including infections caused by MRSA. We are hopeful oritavancin will receive U.S. regulatory approval by the end of 2008. We also expect to file for European approval of oritavancin for the treatment of cSSTI prior to the middle of July 2008. We plan on commercializing oritavancin through our own direct sales force in the U.S. and in select other countries, and to out-license oritavancin to third parties in other countries as we deem appropriate. In addition, we have discovered another antibiotic that is currently in pre-clinical development for osteomyelitis, and we continually evaluate opportunities for potential in-licensing of other antibiotics for the treatment of hospital-based infections.

We acquired worldwide rights to oritavancin from InterMune in December 2005, and believe that since then we have greatly improved the commercial and economic prospects for the drug by resolving several important issues with the FDA and by substantially lowering the royalty rate that may be payable to Lilly, the original discoverer of oritavancin. Our strategy is to capitalize on the unique attributes of oritavancin to develop it into a leading therapy worldwide for the treatment of serious gram-positive infections, initially for cSSSI and subsequently for other indications.

We were incorporated as a Delaware corporation on December 6, 2005 and initiated operations through our Québec subsidiary in May 1997 in Montreal, Québec. To date, we have dedicated substantially all of our activities to the research and development of our drug candidates. Accordingly, we are considered to be in the development stage at December 31, 2007, as defined in SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. Our fiscal year ends on December 31 and we operate as one reportable segment. In 2005, we changed our fiscal year end from May 31 to December 31. Prior to our acquisition of oritavancin in December 2005, we were focused on early-stage research in the area of antibiotics and the application of our proprietary phage technology.

On October 9, 2007, the SEC declared our Registration Statement on Form S-1, as amended, for our initial public offering of 5.75 million shares of our common stock (Registration No. 333-142842) effective. We sold the shares of common stock in this initial public offering at a price of $10.00 per share. We received net proceeds of approximately $51.1 million after deducting underwriting discounts and commissions and offering expenses of approximately $2.3 million.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception in 1997. We incurred net losses of $5.3 million in our fiscal year ended May 31, 2005, $15.6 million for the seven months ended December 31, 2005, $30.1 million for the year ended December 31, 2006 and $63.3 million for the year ended December 31, 2007. As of December 31, 2007, we had a deficit accumulated during the development stage of $126.9 million and we expect to incur losses for the foreseeable future.

We expect to incur substantial expenditures in the foreseeable future for the continued development of our product candidates and, if we obtain regulatory approval, for the commercialization of those products. We expect to continue to incur operating losses for at least the next several years and we will need additional financing to support our activities. We will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and revenue from the sale of oritavancin, if approved by the FDA. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, obtain funds through arrangements with collaborators or others on terms unfavorable to us or pursue merger or acquisition strategies.

Financial Obligations Related to License of Oritavancin

Lilly License Agreement

In December 2005, in connection with our acquisition from InterMune of assets related to oritavancin, we became a party to a license agreement with Lilly pursuant to which we acquired worldwide license rights to patents and other intellectual property related to oritavancin. Pursuant to the license agreement, we are obligated to make the following milestone payments to Lilly:

Milestone	Required Payment
First regulatory approval of oritavancin for the treatment of infectious diseases other than cSSSI and catheter-related bloodstream infections	$10,000,000
Second regulatory approval of oritavancin for the treatment of infectious diseases other than cSSSI and catheter-related bloodstream infections	$10,000,000
First calendar year in which net sales exceed $210,000,000	$15,000,000

In addition, pursuant to this license agreement, we are obligated to pay Lilly certain royalties based on our net sales of oritavancin drug product in any calendar year in any jurisdiction in which, under the license agreement, we hold license rights to a valid patent. These royalty obligations are calculated on an aggregate, tiered basis with the royalty percentage increasing based on our realization of qualifying net sales in any calendar year above established thresholds. Under the license agreement, qualifying net sales are sales of oritavancin (or any other product) covered by a patent we license from Lilly, net of customary deductions, in any jurisdiction in which a patent we license from Lilly remains valid. For purposes of calculating qualifying net sales during any particular time period, a sale is deemed to be made at the time the oritavancin (or other) drug product is shipped to the customer, regardless of whether we have received payment at that time. Under the license agreement, we may be obligated to pay the following royalties to Lilly:

	Qualifying annual net sales up to $200,000,000	Qualifying annual net sales in excess of $200,000,000 and up to $400,000,000	Qualifying annual net sales in excess of $400,000,000
Annual royalty rate on qualifying net sales	10%	12%	18%

Under the license agreement with Lilly, our license rights continue on a country-by-country basis until there are no further royalty obligations in a specific country, at which time we will have a fully paid-up, perpetual, irrevocable, exclusive, sublicenseable license to make, have made, use, offer to sell, sell and import oritavancin in fields relating to infectious diseases in the applicable country.

InterMune Agreement

In connection with our acquisition of the worldwide rights to oritavancin from InterMune in December 2005, we entered into an asset purchase agreement with InterMune pursuant to which we agreed to pay InterMune a total of up to $25.0 million in convertible debt and $9.0 million in cash, such payments to be in the form of both initial payments and future milestone payments. In addition, we agreed to pay Lilly $1.0 million in cash, which payment was made in January 2006. As of December 31, 2007, due to the consummation of our acquisition of the worldwide rights to oritavancin and our achievement of an initial and second milestone, we had made cash payments to InterMune that totaled $4.0 million and recorded a total of $25.0 million in convertible debt related expense (all of which debt had been converted into shares of our common stock). We are obligated to make a further $5.0 million cash payment to InterMune if and when we receive from the FDA all approvals necessary for the commercial launch of oritavancin. We have no other milestone or royalty obligations to InterMune in connection with our December 2005 acquisition of the worldwide rights to oritavancin.

The cash payments we made to Lilly and InterMune in the years ended December 31, 2006 and 2007, as well as the convertible debt we issued to InterMune in December 2005 and February and September 2007 (the value of which was determined in accordance with the fair value of the securities into which that convertible debt was convertible), have been recorded as acquired in-process research and development expense in our consolidated financials statements included within this Annual Report on Form 10-K.

Financial Overview

Revenue. We have not generated any product revenue since our inception and do not expect to generate any revenue from the sale of products unless we receive regulatory approval for the commercial sale of oritavancin. We also may seek to generate revenue from collaborative partners through a combination of up-front license fees, milestone payments, and royalties. Since our inception, we have not entered into any revenue-generating collaboration arrangements.

Research and development expense. Research and development expense consists of expenses incurred in connection with the discovery and development of our product candidates. These expenses consist primarily of salaries and related expenses, allocated facility costs, costs associated with meeting regulatory requirements related to the development of our product candidates and third-party contract costs relating to research, formulation, manufacturing, pre-clinical study and clinical trial activities. We charge all research and development expenses to operations as incurred. We expect our research and development costs to be substantial and to increase as we conduct further clinical trials on oritavancin for additional indications and advance other product candidates into pre-clinical studies and clinical trials.

Research and development expense increased during the year ended December 31, 2007 as compared to prior periods due to our increased efforts related to submitting an NDA to the FDA for oritavancin for the treatment of cSSSI, increased clinical trial activity for oritavancin and increased third-party manufacturing, validation and process development projects in preparation for the commercial launch of oritavancin.

Assuming we receive regulatory approval for oritavancin for the treatment of cSSSI, after the initial launch of oritavancin, we expect to continue to incur significant research and development costs as we perform additional clinical trials in order to apply for regulatory approval for additional indications, as well as to advance our additional product candidates. We cannot predict the timing or total cost of completion of these efforts as they are dependent on our discussions with regulatory agencies on clinical trial design and our ability to achieve clinical objectives, which is inherently uncertain. As a result of these uncertainties, we are unable to determine the duration and completion costs of these development activities or whether, when and to what extent we might generate revenues based upon additional approved indications for oritavancin.

Our inability to complete our research and development projects in a timely manner could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could require us to seek additional, external sources of financing from time to time in order to continue to pursue our strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

Acquired in-process research and development expense. Acquired in-process research and development expense primarily consists of payments due to InterMune and Lilly in connection with our acquisition and development of oritavancin. We expect our acquired in-process research and development expense associated with these parties to decrease until such time that we achieve the additional milestones under our agreements with InterMune and Lilly.

General and administrative expense. General and administrative expense consists principally of salaries and related costs for personnel in the executive, finance, accounting, marketing and sales, business development, information technology, legal and human resources functions. Other general and administrative expenses include patent related costs, allocated facility costs, and professional fees for legal, consulting, and accounting services.

General and administrative expense increased during the year ended December 31, 2007 as compared to prior periods primarily due to the addition of personnel for our sales and marketing initiatives, additional compliance obligations as a result of our becoming a public company and administrative initiatives to support our expanding commercialization activities. We expect that our general and administrative expenses will increase as we expand our legal, accounting, marketing and sales staff, and add infrastructure to support expanded operations. We also expect to incur additional costs related to operating as a public company, including directors’ and officers’ insurance, investor relations programs, directors’ fees, and increased professional fees.

Interest expense. Interest expense consists primarily of interest, amortization of beneficial conversion features and debt discount, the change in fair value of the warrants issued related to our note payable, and amortization of deferred financing costs associated with our note payable and convertible debt issued in December 2005 and convertible debentures issued in 2006, all of which debt obligations were converted into shares of our capital stock in January 2007 in connection with the closing of our Series C financing transaction. We expect interest expense to decrease slightly as interest expense related to the long-term debt incurred in September 2007 will be lower than the interest expense related to the note payable and convertible debt that were outstanding in prior periods.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP. We are required to make certain estimates, judgments and assumptions that affect certain reported amounts and disclosures; actual amounts may differ.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Accrued clinical research costs

We utilize external entities such as contract research organizations, independent clinical investigators, and other third-party service providers to assist us with the execution of our clinical studies. We record costs for clinical study activities based upon the estimated amount of services provided but not yet invoiced for each study, and include these costs in accrued liabilities in our Consolidated Balance Sheets and within research and development expense in our Consolidated Statements of Operations. Contracts and studies vary significantly in length, and are generally composed of a fixed management fee, variable indirect reimbursable costs that have a dollar limit cap, and amounts owed on a per patient enrollment basis. We monitor the activity levels and patient enrollment levels of the studies through communication with the service providers, detailed invoice and task completion review, analysis of actual expenses against budget, pre-approval of any changes in scope, and review of contractual terms. These estimates may or may not match the actual services performed by the service providers as determined by actual patient enrollment levels and other variable activity costs. Clinical trial expenses totaled $7.9 million in the year ended December 31, 2007. We did not incur any clinical trial expenses in the year ended December 31, 2006 or the fiscal year ended May 31, 2005, respectively. The amount of clinical study expense may vary from period to period based on the number of studies that are in process, the duration of the study, the required level of patient enrollment, and the number of sites involved in the study. If we receive incomplete or inaccurate information from our third-party service providers, we may under or over estimate activity levels associated with various studies at a given point in time. In this event, we would be required to record adjustments to our prior estimates that increase or decrease research and development expenses in future periods when the actual activity level becomes known. In February 2008, we formally notified the clinical research organization managing one of our clinical trials of our intent to terminate our contract and transfer the management of the clinical trial to another clinical research organization. This resulted in additional estimation on our part as to the amount of expenses incurred by this clinical research organization for the clinical trial as of December 31, 2007.

Stock-Based Compensation

Effective January 1, 2006, our accounting policy related to stock option accounting changed upon our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires us to expense the fair value of employee stock options and other forms of share-based compensation. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award (generally the vesting period of the equity award). Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating the expected life of the share-based award, the expected stock price volatility over the expected life of the share-based award and forfeiture rates.

In order to determine the fair value of share-based awards on the date of grant, we use the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock price volatility, option life, risk-free interest rate and dividend yield. The risk-free interest rate is a less subjective assumption as it is based on factual data derived from public sources. We use a dividend yield of zero as we have never paid cash dividends and have no intention to pay cash dividends in the immediate future. The expected stock price volatility and option life assumptions require judgment, which makes them critical accounting estimates. Estimating forfeitures also requires significant judgment.

To estimate expected volatility we reviewed the volatilities of publicly traded peer companies with sufficient trading history, similar vesting provisions and a similar percentage of stock options that were in-the-money during the periods analyzed. We are currently a newly public company and therefore lack company specific historical and implied volatility information. We intend to continue to analyze the volatilities of publicly traded peer companies to estimate our volatility until such time that sufficient information regarding the volatility of our common stock becomes available or that the selected peer companies are no longer suitable for this purpose. The expected life represents the weighted average period of time that share-based awards are expected to be outstanding giving consideration to vesting schedules and historical exercise patterns. We determine the expected life assumption by using an average of the reported expected term of the group of publicly traded peer companies. We estimate forfeitures based on our analysis of the forfeiture data of the group of publicly traded peer companies. To the extent actual forfeitures differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We expect these assumptions to change in the future as our peer companies experience changes in assumptions and as we begin to develop our own assumptions to be used in a Black-Scholes option pricing model. These changes in assumptions, as well as changes in the amount and exercise price of stock options granted in future periods, will change the amount of stock-based compensation expense that we record under SFAS No. 123(R) in future periods. During the years ended December 31, 2007 and 2006 and the fiscal year ended May 31, 2005, we incurred $2.2 million, $0.3 million and $0.3 million, respectively, of stock-based compensation expense under SFAS No. 123(R).

We determined the expected volatility of options granted during 2007 and 2006 to be 64.2% and 67.2%, respectively, by using an average of the historical volatilities of this peer group of companies for a period equal to the expected term of the option. We determined the expected term of options granted in 2007 and 2006 to be 5.4 years and 5.3 years, respectively, by using an average of the reported expected term of this peer group of companies. We applied a weighted-average risk free interest rate of 4.48% for the 2007 grants and 4.68% for the 2006 grants, based on a zero coupon U.S. treasury instrument whose term is consistent with the expected term of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, we assumed that the expected dividend yield to be zero. Since our historical forfeiture experience was not sufficient to predict future forfeitures in light of our cancellation and granting of replacement stock options in 2003, we applied an estimated forfeiture rate of 5.00% based on the forfeiture rates of the selected peer companies.

We have historically granted stock options at exercise prices not less than the fair market value of our common stock as determined by our board of directors, with input from management. Our board of directors has historically determined, with input from management, the estimated fair market value of our common stock on the date of grant based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which we sold shares of convertible and redeemable convertible preferred stock, the superior rights and preferences of securities senior to our common stock at the time of each grant and the likelihood of achieving a liquidity event such as an initial public offering or sale of our company.

In connection with the preparation of the consolidated financial statements for the years ended December 31, 2007 and 2006, we performed retrospective valuations of our common stock as of January 1, 2006, September 30, 2006, May 31, 2007 and July 23, 2007. The valuation methodologies used in the retrospective valuations are consistent with the American Institute of Certified Public Accountant’s Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). We believe that the preparation of the retrospective valuations was necessary due to the fact that the timeframe for a potential initial public offering had accelerated significantly since the time our board of directors set the exercise prices for pre-initial public offering stock option grants.

In each of the retrospective valuations, we used the Market Approach to estimate the aggregate future enterprise value of our company under an initial public offering scenario, sale scenario and dissolution scenario.

In applying the Market Approach in the initial public offering scenario, we used the Guideline Public Company Method as described in the Practice Aid. Under this method, we identified seven comparable publicly traded biotechnology companies (the “Guideline Companies”) that either (1) are focused on the development of antiinfectives, (2) currently have one primary marketed product, or (3) are currently developing a Phase 3 clinical trial drug candidate. We used the average of the Guideline Companies’ trailing twelve-month revenues to estimate twelve additional months of revenue and the enterprise values as of the valuation dates, and then computed the enterprise value-to-revenue multiples for each Guideline Company. We then applied the average enterprise value-to-revenue multiple to our estimated 2008 revenues (our estimate of the date of our first commercial revenues) to estimate the future enterprise value of our company. We used this value as the enterprise value in the initial public offering scenario of the Probability Weighted Expected Return Method.

In applying the Market Approach in the sale scenario, we analyzed sale transactions of similar biotechnology companies. The value used was supported by published transaction values of companies with product candidates in similar stages of development as we estimated our product candidate, oritavancin, would be at December 2007, the estimated date a sale or merger would be consummated.

In applying the Market Approach in the dissolution scenario, we assumed a sale of our existing research and intellectual property at a value that would not allow our preferred stockholders to realize their liquidation preference.

In order to allocate the enterprise values to the common stock, we used the Probability Weighted Expected Return Method described in the Practice Aid. Under this method, the value of our common stock is estimated based upon an analysis of future values for our company assuming various future outcomes, the timing of which is based on the plans of our board of directors and management. Under this approach, share value is based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the rights of each share class. We estimated the fair market value of our common stock using a probability-weighted analysis of the present value of the returns afforded to our stockholders under each of three possible future scenarios. Two of the scenarios assumed a stockholder exit, either through an initial public offering or a sale of our company. The third scenario assumed a liquidation or dissolution of our company at a value that is less than the cumulative amounts invested by our preferred stockholders. For the initial public offering and sale scenarios, the estimated future and present values of our common stock were calculated using assumptions including: the expected pre-money or sale valuations based on the Market Approach (as discussed above), the expected dates of the future expected initial public offering or sale, and an appropriate risk-adjusted discount rate. For the dissolution or liquidation scenario, the estimated future and present values of our common stock were calculated using assumptions including: the aggregate enterprise value that could be attained through such a sale (as discussed above), the expected date of the future dissolution and an appropriate risk-adjusted discount rate. Finally, the present value calculated for our common stock under each scenario was probability weighted based on our estimate of the relative occurrence of each scenario.

The estimated fair market value of our common stock at each valuation date is equal to the sum of the probability weighted present values for each scenario. We incorporated the fair values calculated in the retrospective valuations into the Black-Scholes option pricing model when calculating the stock-based compensation expense to be recognized for the stock options granted. The retrospective valuations generated per share fair values of our common stock of $3.62, $4.61, $3.91 and $4.36 as of January 2006, September 2006, May 2007, and July 2007, respectively. Since the exercise prices of our stock options were in excess of the fair value of our common stock derived from the retrospective valuations, there was no intrinsic value at any of the valuation dates.

Valuation models require the input of highly subjective assumptions. Because our common stock had characteristics significantly different from that of publicly traded common stock and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable, single measure of the fair value of our common stock. The foregoing valuation methodologies are not the only valuation methodologies available and will not be used to value our common stock going forward. We believe that, based on the foregoing factors, the stock-based compensation expense that we recorded in connection with the grant of stock options in May and July 2007 fairly reflects the fair value of our common stock as of those dates.

Results of Operations

Years ended December 31, 2007 and 2006 and the fiscal year ended May 31, 2005

Revenue. We recorded no revenue during the years ended December 31, 2007 and 2006 and for the fiscal year ended May 31, 2005.

Operating expenses

The following table summarizes our operating expenses for the years ended December 31, 2007 and 2006 and the fiscal year ended May 31, 2005:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended May 31, 2005
	(in thousands)
Operating expenses
Research and development(1)	$34,648	$11,456	$4,503
Acquired in-process research and development	$17,152	$—	$—
General and administrative(1)	$9,835	$3,352	$1,388
(1) Includes stock-based compensation charges of:

Research and development	$1,132	$194	$177
General and administrative	$1,105	$154	$170

Research and development expense

Research and development expense for the year ended December 31, 2007 was $34.6 million, compared to $11.5 million for the year ended December 31, 2006. The $23.2 million increase, or 202%, during the year ended December 31, 2007 was primarily the result of a $12.0 million increase in contract research expense, which included an increase of $7.9 million in clinical trials expense resulting from clinical trials conducted and in-vitro clinical database work performed for the oritavancin program, as well as an increase of $1.9 million in third-party product manufacturing, validation and process development expense incurred in preparation for the commercial launch of oritavancin. Additional factors that contributed to the increase in research and development expense were a $4.6 million increase in scientific consultant expense, primarily due to preparation for the oritavancin NDA submission and a $3.5 million increase in salaries and benefits expenses, mainly due an increased number of employees working on the oritavancin program. Our research and development expense also increased as a result of a $0.9 million increase in stock-based compensation expense; a $0.7 million increase in laboratory supply costs; a $0.7 million increase in facilities expense, mainly due to additional facility space that we occupied; and a $0.4 million increase in conference and travel expense, primarily due to our increased presence at several anti-infective conferences.

Research and development expense for the year ended December 31, 2006 was $11.5 million, compared to $4.5 million for the fiscal year ended May 31, 2005, an increase of $6.9 million, or 154%. Due to our acquisition of oritavancin in December 2005, we incurred several expenses in the year ended December 31, 2006 that we did not incur prior to that acquisition, including $2.5 million for research contracts expense, comprised of $1.4 million in amounts paid to manage our clinical database work done in preparation for the NDA submission for oritavancin, $0.9 million in amounts paid for third-party product manufacturing and validation work in preparation for the commercial launch of oritavancin, and $0.2 million in amounts paid for third-party pre-clinical work for the osteomyelitis program. Further, this increase during the year ended December 31, 2006 was attributable to: an increase of $2.0 million in salaries and benefits expenses, mainly due to the hiring of 28 development employees related to the oritavancin program, partially offset by a decrease of 9 research employees; an increase of $1.3 million in consultant costs, primarily related to preparation for the oritavancin NDA submission; an increase of $0.4 million in laboratory supply costs comprised of non-capital consumable and durable goods used in research activities (e.g. reagents, laboratory glassware, chemicals and solutions), mainly due to increased testing of oritavancin; partially offset by a decrease in laboratory supply expense resulting from a decrease in the number of full-time laboratory staff.

Acquired in-process research and development expense

Acquired in-process research and development expense for the year ended December 31, 2007 was $17.2 million, compared to no expense for the year ended December 31, 2006. The $17.2 million acquired in-process research and development expense we incurred during the year ended December 31, 2007 was due to a $2.0 million milestone payment to InterMune and a total of $15.2 million of expense related to our achievement of the first and second milestones under the convertible note we had initially issued to InterMune in December 2005 in connection with our acquisition of oritavancin. This $15.2 million expense reflects the fair value of the shares of our preferred stock and warrants to purchase shares of our preferred stock that we issued to InterMune upon our achievement of these milestones.

We recorded no acquired in-process research and development expense for the year ended December 31, 2006 or for the fiscal year ended May 31, 2005.

General and administrative expense

General and administrative expense for the year ended December 31, 2007 was $9.8 million, compared to $3.4 million for the year ended December 31, 2006. The $6.4 million, or 193%, increase during the year ended December 31, 2007 was primarily the result of a $2.0 million increase in salaries and benefits expenses resulting from the hiring of additional administrative staff (including a full year of salaries and benefits for our Chief Executive Officer and Chief Financial Officer); and a $2.0 million increase in professional and consulting fees, comprised of a $1.1 million increase in consulting fees primarily related to oritavancin pre-launch expenses, investor relations/public relations and administrative support expenses and a $0.9 million increase in accounting, legal fees and patent expenses. Additional factors contributing to the increase in general and administrative expense during the year ended December 31, 2007 were a $0.7 million increase in market research expenses related to the development of oritavancin and a $1.0 million increase in stock-based compensation expense.

General and administrative expense for the year ended December 31, 2006 was $3.4 million, compared to $1.4 million for the fiscal year ended May 31, 2005, an increase of $2.0 million, or 141%. This increase in the year ended December 31, 2006 was primarily the result of a $0.9 million increase in amounts paid for legal, accounting and consulting fees; an increase of $0.3 million in amounts paid for recruiting fees due to the recruitment of our Chief Executive Officer and Chief Financial Officer and the initiation of a search for a Chief Commercial Officer; an increase of $0.2 million in amounts paid for salary and benefit expenses associated with the hiring of additional administrative staff (including our Chief Executive Officer and our Chief Financial Officer); and an increase of $0.2 million in amounts paid for marketing expenses, primarily due to market research related to oritavancin.

Interest income

Interest income for the year ended December 31, 2007 was $2.5 million, compared to $0.3 million for the year ended December 31, 2006. This $2.2 million, or 808%, increase for the year ended December 31, 2007 was due to higher average cash, cash equivalents and short-term investments balances due to the receipt of approximately $14.0 million of net proceeds from the December 2006 closing of our convertible debenture financing transaction, approximately $57.8 million of net proceeds from our January and February 2007 closings of our Series C financing transaction and, to a lesser extent, the $20.0 million proceeds we received upon our issuance of the term notes to Merrill Lynch Capital and the two other lenders in late September 2007 (the “MLC Term Note”) and $51.1 million of net proceeds from our October 2007 initial public offering.

Interest income for the year ended December 31, 2006 was $0.3 million, compared to $0.1 million for the fiscal year ended May 31, 2005. This $0.2 million, or 259%, increase in interest income for the year ended December 31, 2006 was due primarily to higher average cash and cash equivalent balances during 2006 as a result of our receipt of approximately $11.8 million of net proceeds from our October and December 2005 convertible note financings, as well as a slight increase in the interest rates earned on our cash, cash equivalents and short-term investments.

Interest expense

Interest expense for the year ended December 31, 2007 was $2.9 million, compared to $15.0 million for the year ended December 31, 2006. The decrease of $12.1 million, or 81%, for the year ended December 31, 2007 was primarily due to a $12.0 million decrease in interest expense resulting from the January 2007 conversion of the outstanding convertible notes and convertible debentures into shares of our preferred stock and a $1.6 million decrease in interest expense resulting from the September 2007 cancellation of the warrant originally issued to our former lender Investissement Québec (“IQ”) by our Québec subsidiary. These decreases were partially offset by a $0.8 million increase in interest expense primarily due to the write-off of the remaining deferred financing costs related to the IQ loan facility and $0.7 million of interest expense related to the MLC Term Note issued in late September 2007.

Interest expense for the year ended December 31, 2006 was $15.0 million, compared to $0.2 million for the fiscal year ended May 31, 2005. This $14.8 million, or 6,994%, increase in interest expense during the year ended December 31, 2006 as compared to the fiscal year ended May 31, 2005 was primarily due to an increase of $12.5 million in debt discount amortization associated with the issuance of warrants and the beneficial conversion feature associated with the convertible notes; $1.0 million of interest expense in connection with the convertible notes issued in October and December 2005, including the convertible note initially issued to InterMune in December 2005 (the “InterMune Convertible Note”); an increase of $0.9 million of interest expense on the IQ loan due to an increase in the note payable balance and an increase in the fair value of the warrants issued to IQ; and an increase of $0.3 million in the amortization of deferred financing costs.

Foreign exchange gain (loss)

Foreign exchange loss for the year ended December 31, 2007 was $1.7 million, compared to $0.2 million for the year ended December 31, 2006. This $1.5 million, or 711%, increase for the year ended December 31, 2007 resulted from the effect of a change in the functional currency of our Québec subsidiary from the Canadian dollar in the year ended December 31, 2006 to the U.S. dollar in the year ended December 31, 2007. As a result of this change in functional currency, the translation adjustments resulting from the financial statements of our Québec subsidiary were recorded in foreign exchange loss in our consolidated statement of operations in 2007, while in 2006 the translation adjustments were recorded in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

Income tax benefit (expense)

Income tax benefit for the year ended December 31, 2007 was $0.4 million, compared to an income tax expense of $0.4 million for the year ended December 31, 2006. The $0.8 million, or 186%, decrease for the year ended December 31, 2007 resulted from no longer recording any Canadian Part VI.I income tax expense on the accumulated dividends related to our Series B Redeemable Convertible Preferred Stock as a result of the January 2007 payment of the accrued dividend (and the associated termination of the cumulative dividend) on those shares.

Income tax expense for the year ended December 31, 2006 was $0.4 million, compared to a $0.8 million income tax benefit for the fiscal year ended May 31, 2005. The $1.2 million, or 157%, decrease in income tax benefit during the year ended December 31, 2006 was due to lower qualifying research and development expenses that are eligible for Canadian federal and provincial refundable investment tax credits, as well as an increase of $0.2 million in the Part VI.I income tax expense.

Liquidity and Capital Resources

On October 9, 2007, our Registration Statement on Form S-1, as amended, for our initial public offering of 5.75 million shares of our common stock was declared effective by the SEC. On October 15, 2007, we sold these 5.75 million registered shares at a price of $10.00 per share. We received net proceeds of approximately $51.1 million from the offering after deducting underwriting discounts and commissions and offering expenses of approximately $2.3 million.

Prior to our October 9, 2007 initial public offering, we financed our operations primarily through the sale of preferred stock and common stock, debt financings, interest earned on investments and investment tax credits. Prior to our initial public offering, we had received aggregate gross proceeds of $125.8 million from financings, of which $70.4 million was from the issuance of preferred stock, $2.7 million was from the issuance of common stock and $52.7 million was from debt financings. Our cash and cash equivalents include amounts held in money market accounts, overnight investment accounts, guaranteed investment certificates and asset backed securities, commercial paper and corporate obligations, stated at cost plus accrued interest, which approximates fair market value. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily to achieve liquidity and capital preservation. At December 31, 2007, we did not own any mortgage backed securities or auction rate securities.

In January and February 2007, we issued (on an as-if exchanged basis) an aggregate of 9,776,162 shares of our Series C-1 Convertible Preferred Stock, Series C-2 Convertible Preferred Stock and Series C-3 Convertible Preferred Stock at a price of $10.45 per share, in consideration of (i) gross proceeds of approximately $58.1 million; (ii) the conversion of previously issued convertible notes and convertible debentures in the aggregate amount of $24.6 million, including principal and accrued interest; and (iii) the conversion of $17.5 million in outstanding principal on the InterMune Convertible Note. We issued 8,350,539 of those shares at an initial closing on January 31, 2007 and 708,028 shares at a second closing on February 16, 2007. We issued the remaining 717,595 shares on February 7, 2007 in accordance with the achievement of the first milestone under the InterMune Convertible Note. At December 31, 2007, after the completion of our initial public offering, these shares of Series C Convertible Preferred Stock were converted into 12,220,177 shares of our common stock.

In January and February 2007, we also issued warrants exercisable in the aggregate (on an as-exchanged basis) for 484,354 shares of our Series C-1 Convertible Preferred Stock and 37,313 shares of common stock in connection with these share issuances. At December 31, 2007, after the completion of our initial public offering, these warrants for shares of Series C-1 Convertible Preferred Stock were converted into warrants to purchase up to a total of 605,431 shares of our common stock at an exercise price of $10.45 per share.

On September 10, 2007, we achieved the second milestone under the InterMune Convertible Note and issued to InterMune 358,798 shares of Series C-2 Convertible Preferred Stock and 358,797 shares of Series C-3 Convertible Preferred Stock. We also issued to InterMune a warrant for the purchase of 35,553 shares of Series C-1 Convertible Preferred Stock at an exercise price of $13.06 per share. At December 31, 2007, after the completion of our initial public offering, these shares of Series C Convertible Preferred Stock were converted into 896,993 shares of our common stock and these warrants to purchase shares of Series C-1 Convertible Preferred Stock were converted into warrants to purchase up to a total of 44,441 shares of our common stock at an exercise price of $10.45 per share.

In April 2004, our Québec subsidiary entered into a loan agreement with IQ pursuant to which IQ provided the a loan facility of approximately $6.9 million (CAN $8.0 million) (the “IQ Loan Facility”). On September 24, 2007, we made a payment in the amount of $10.0 million in full repayment of all amounts outstanding under the IQ Loan Facility, including both principal and accrued interest. In connection with the IQ Loan Facility, in April 2004, our Québec subsidiary issued to IQ a warrant to purchase (taking into account additional shares issuable as a result of our January 2007 payment of accrued dividends on our outstanding shares of Series B Redeemable Convertible Preferred Stock) up to 8,200 Class B Preferred Exchangeable Shares of our Québec subsidiary, which warrant was not exercised. On September 24, 2007, in connection with our repayment of all amounts owed to IQ and our termination of the IQ Loan Facility, we terminated this original warrant and issued a replacement warrant, which replacement warrant was exercisable for up to 8,200 shares of our Series B Convertible Preferred Stock at an exercise price of CAN $195.12195 per share. We are no longer obligated to redeem the shares issuable under the IQ warrant. At December 31, 2007, after the completion of our initial public offering, IQ’s warrant was converted into a warrant to purchase up to 105,678 shares of our common stock at an exercise price of CAN $15.14.

On September 24, 2007, we entered into a $20.0 million credit facility with Merrill Lynch Capital and two other lenders pursuant to which we issued the MLC Term Note with an aggregate initial principal value of $20.0 million.

Interest on the borrowings under the MLC Term Note is at an annual rate of 11.14%. We may have to pay an additional 5% in excess of this rate if we are in default under the terms of the agreements governing the MLC Term Note. We are obligated to make interest only payments through February 2008, followed by 36 equal monthly payments of principal plus accrued interest on the outstanding balance under the MLC Term Note. In addition to the interest payable under the MLC Term Note, we are obligated to pay an exit fee of 4.0% of the original amount borrowed at the time of the final payment of the outstanding principal. In addition, if we prepay any portion of the principal outstanding under the MLC Term Note, we are obligated to pay a prepayment fee based on the amount prepaid equal to 3% in the first year, 2% in the second year, 1% in the third year and 0% thereafter.

The MLC Term Note is secured by all or substantially all of our assets, excluding our intellectual property. The MLC Term Note also contains certain restrictive covenants, including the need for us to receive the prior written consent of Merrill Lynch Capital to enter into acquisitions with an aggregate amount in excess of $0.5 million or to incur purchase money debt in excess of $0.25 million. In connection with our issuance of the MLC Term Note, we issued to Merrill Lynch Capital and the two other lenders warrants to purchase a total of 45,942 shares of our Series C-1 Convertible Preferred Stock at an exercise price of $13.06 per share.

On September 24, 2007, we used $10.0 million of the proceeds from the MLC Term Note to pay off the outstanding balance of the IQ Loan Facility.

As of December 31, 2007, we had cash, cash equivalents and short-term investments of approximately $90.3 million. We intend to use our cash to fund internal and external costs in connection with our NDA submission for oritavancin in the U.S. and for other regulatory filings thereafter in Europe; to fund clinical trials for oritavancin in cSSSI using a single administration, including our ongoing Phase 2 clinical trial entitled “Single or Infrequent Doses for the Treatment of Complicated Skin and Skin Structure Infections” or SIMPLIFI; and to continue the clinical development of oritavancin for other indications such as bacteremia; in anticipation of regulatory approval, to fund commercial launch related expenses for oritavancin including manufacturing, marketing, and sales; to make regularly scheduled payments on our existing debt facilities, namely the MLC Term Note; and to apply the remaining funds for general corporate purposes and the potential acquisition of, or investment in, technologies, products, or companies that complement our business.

The amounts and timing of our actual expenditures will depend upon numerous factors, including whether we obtain FDA approval for oritavancin and, if so, the timing of such approval, the success of the commercial launch of oritavancin if approved by the FDA; our cash flows from operations; and the anticipated growth of our business.

We expect our existing resources to be sufficient to fund our planned operations into the third quarter of 2009.

Cash Flows

The following table summarizes our net increase in cash and cash equivalents for the years ended December 31, 2007 and 2006 and the fiscal year ended May 31, 2005:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended May 31, 2005
	(in thousands)
Net cash provided by (used in)
Operating activities	$(38,185)	$(13,022)	$(3,161)
Investing activities	(57,683)	(182)	(128)
Financing activities	116,719	13,525	3,799

Net increase in cash and cash equivalents	$20,851	$321	$510

Net cash used in operating activities. Net cash used in operating activities was $38.2 million, $13.0 million and $3.2 million for the years ended December 31, 2007 and 2006 and the fiscal year ended May 31, 2005, respectively and primarily reflects our net loss for those periods. The increase in net cash used in the year ended December 31, 2007 compared to the year ended December 31, 2006 was due primarily to a $33.2 million increase in net loss, which was a result of the increase in research and development and general and administrative expenses as described above; a decrease in non-cash interest expense of $13.0 million; partially offset by an increase in non-cash acquired in-process research and development expense of $15.2 million; a $2.2 million increase in net changes in working capital items relating to operations; an increase in non-cash stock-based compensation expense of $1.9 million; and an increase in unrealized foreign exchange loss of $1.6 million. The increase in net cash used in the year ended December 31, 2006 compared to the fiscal year ended May 31, 2005 was due primarily to a $24.9 million increase in net loss, which was a result of the increase in research and development and general and administrative expenses as described above; and a decrease in the net changes in working capital items relating to operations of $0.2 million; partially offset by an increase in non-cash interest expense of $14.4 million; an increase in the non-cash amortization of deferred financing costs of $0.3 million; and increase in unrealized foreign exchange loss of $0.4 million.

Net cash used in investing activities. Net cash used in investing activities was $57.7 million, $0.2 million and $0.1 million for the years ended December 31, 2007 and 2006 and the fiscal year ended May 31, 2005, respectively. Investing activities consist primarily of purchases and sales of short-term securities and capital purchases. The increase in cash used in the year ended December 31, 2007 compared to the year ended December 31, 2006 was due to a $69.2 million increase of cash used to purchase short-term investments; partially offset by a $12.5 million increase of proceeds from the maturity of short-term investments. The increase in net cash used in investing activities in the year ended December 31, 2006 compared to the fiscal year ended May 31, 2005 was due to a $0.1 million increase in cash used in the purchase of property and equipment. There was minimal short-term investment activity in the year ended December 31, 2006.

Net cash provided by financing activities. Net cash provided by financing activities was $116.7 million, $13.5 million and $3.8 million for the years ended December 31, 2007 and 2006 and the fiscal year ended May 31, 2005, respectively. The increase in net cash provided in the year ended December 31, 2007 compared to the year ended December 31, 2006 was due primarily to $57.8 million provided by our Series C financing transaction, net proceeds of $51.1 million from our October 2007 initial public offering of 5.75 million shares of our common stock and $20.0 million in proceeds from our issuance of the MLC Term Note, partially offset by a $10.0 million payment to repay the IQ Loan Facility; $2.2 million in payments on outstanding convertible notes; and a decrease of $14.0 million in convertible debenture proceeds. The increase in net cash provided in the year ended December 31, 2006 compared to the fiscal year ended May 31, 2005 was due to $14.0 million provided by the issuance of convertible debentures; and a decrease of $0.2 million of principal payments for capital lease obligations; partially offset by a $4.1 million decrease in cash provided by the issuance of notes payable and an increase of $0.4 million in deferred financing costs.

Contractual obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2007 and the effect these obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$2,256	$953	$1,225	$78	$—
Income tax payable(1)	2,731	2,731	—	—	—
Long-term debt(2)	23,672	7,393	16,279	—	—

Total	$28,659	$11,077	$17,504	$78	$—

(1)	Canadian Part VI.I income tax paid in February 2008 (as further described in Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
(2)	MLC Term Note including interest expense.

The table above reflects only payment obligations that are fixed or determinable and does not include possible contingent payments under license agreements or acquired patents. Such payments include a $5.0 million payment to InterMune upon approval of oritavancin by the FDA that could become due in 2008. Our commitments for operating leases relate to the lease for our corporate headquarters in Cambridge, Massachusetts, our development facility in Indianapolis, Indiana and our research facilities in Montreal, Québec.

In May 2007, we entered into a non-cancelable operating lease for 11,533 square feet of office space in Indianapolis, Indiana, which lease commenced on June 1, 2007 and expires on August 31, 2010. The lease agreement provides for free rent for the first three months of the lease term and also has escalating rent payments over the lease term.

In May 2007, we amended the lease for our Cambridge, Massachusetts facility to expand the rentable square feet by 1,471 and extend the term through October 2009, with two one-year renewal options. The amended lease has escalating rent payments over the lease term. A second amendment to the lease was executed in March 2008, effective no earlier than May 1, 2008, to expand the rentable space by an additional 1,739 square feet. The amended lease has escalating rent payments over the lease term and expires in October 2009.

In Montreal, Québec, we have a lease for 10,220 square feet through April 2012, 5,102 square feet through March 2008, and 699 square feet through January 2009. In March 2008, we extended the lease for the 5,102 square feet through March 2009.

In addition to the amounts reflected in the table above, in the future we may owe royalties and other contingent payments to our collaborators, licensors and other parties based on the achievement of product sales and specified other objectives and milestones. For example and as described above, our license agreement with Lilly requires us to make milestone payments to Lilly following regulatory approval of oritavancin for indications other than cSSSI. Further, in connection with our acquisition of the worldwide rights to oritavancin from InterMune in December 2005, we entered into an asset purchase agreement with InterMune pursuant to which we agreed to make future payments related to achieving certain milestones.

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

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the requirements of SFAS No. 157; however, we do not believe that the adoption of SFAS No. 157 will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS No. 159 will have a significant impact on our consolidated financial statements.

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

In December, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”), was issued. EITF 07-01 prescribes the accounting for collaborations, requiring that, when certain characteristics exist in collaboration relationships, certain transactions between collaborators be recorded within expenses in the income statement on either a gross or net basis. EITF 07-01 is effective for all of our collaborations existing after January 1, 2009. We currently have no collaborations that are impacted by EITF 07-01. We will evaluate any future collaborations under this guidance, as appropriate.

In December, 2007, Statement of Financial Standard No. 141(R), Business Combinations (“SFAS No. 141(R)”), was issued. SFAS No. 141(R) will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development expense and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. SFAS No. 141(R) is effective for transactions occurring on or after January 1, 2009. We will apply SFAS No. 141(R) to business combinations that are consummated after January 1, 2009.

In December, 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”), was issued. SFAS No. 160 changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interest) in consolidated financial statements. SFAS No. 160 is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS No. 160. We will apply SFAS No. 160 to future transactions beginning January 1, 2009, as appropriate.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2007, we had cash, cash equivalents and short-term investments of approximately $90.3 million. In accordance with our investment policy, this amount is invested in a mix of cash and highly liquid short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

As of December 31, 2007, our outstanding MLC Term Note has a fixed interest rate and therefore has minimal exposure to changes in interest rates.

Foreign Currency Risk

Most of our transactions are conducted in U.S. dollars, although we do have some development and clinical trial agreements with vendors located outside the U.S. Transactions under certain of these agreements are conducted in U.S. dollars while others are transacted in the applicable local currency. The expenses and capital spending of our Canadian subsidiaries are transacted in Canadian dollars and subject to foreign exchange rate risk. Our foreign currency transactions are translated into U.S. dollars at prevailing rates. Gains or losses resulting from foreign currency transactions are included in current period income or loss as incurred. After the repayment of the IQ Loan Facility, all material transactions are denominated in U.S. dollars and we have not entered into any material transactions that are denominated in foreign currencies. As a result, we do not believe that an immediate 10% change in the exchange rate applicable to our international business dealings would have a material impact on our results of operations or cash flows.

Effects of Inflation

We do not believe that inflation and changing prices over the years ended December 31, 2007 and 2006 had a significant impact on our results of operations.

Item 8.	Financial Statements and Supplementary Data

The Company’s consolidated financial statements, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-44, respectively, of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, the Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control

As required by Rule 13a-15(d) of the 1934 Act, the Company’s management, including the principal executive officer and the principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, the principal executive officer and principal financial officer concluded no such changes during the fiscal quarter covered by this Annual Report on Form 10-K materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

Executive Officers

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, to be filed with the Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	List of documents filed as part of this report

(1)	Consolidated Financial Statements listed under Part II, Item 8 and included herein by reference.

(2)	Consolidated Financial Statement Schedules

No schedules are submitted because they are not applicable, not required or because the information is included in the Consolidated Financial Statements as Notes to Consolidated Financial Statements.

(3)	Exhibits

Exhibit		Description
*	3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant

*	3.2	Amended and Restated By-laws of the Registrant

*	4.1	Specimen Common Stock Certificate

*	4.2	Amended and Restated Registration Rights Agreement, dated January 31, 2007, by and among the Registrant and certain stockholders of the Registrant

*†	10.1	2005 Stock Option Plan, as amended

*†	10.1.1	Form of Notice of Stock Option Grant

*†	10.1.2	Form of Stock Option Agreement

*†	10.1.3	Form of Notice of Stock Option Grant for Montreal employees

*†	10.1.4	Form of Stock Option Agreement for Montreal employees

*†	10.1.5	Form of Stock Option Agreement as of May 2007

*†	10.1.6	Form of Stock Option Agreement for Montreal employees as of May 2007

*†	10.2	2007 Equity Incentive Plan

*†	10.2.1	Form of Incentive Stock Option Agreement under 2007 Equity Incentive Plan—Officer

*†	10.2.2	Form of Non-Qualified Stock Option Agreement under 2007 Equity Incentive Plan—Officer

*†	10.2.3	Form of Non-Qualified Stock Option Agreement under 2007 Equity Incentive Plan—Director

*†	10.2.4	Form of Restricted Stock Award Agreement under 2007 Equity Incentive Plan—Director or Officer

*†	10.3	Employment Agreement, dated September 12, 2006, by and between the Registrant and Mark Leuchtenberger

*†	10.4	Employment Agreement, dated September 25, 2006, by and between the Registrant and George Eldridge

*†	10.5	Employment Agreement, dated May 6, 2007, by and between the Registrant and Pierre Etienne, M.D.

*†	10.5.1	Amendment No. 1 to Employment Agreement, dated August 8, 2007, by and between the Registrant and Pierre Etienne, Ph.D.

*†	10.6	Employment Agreement, dated May 9, 2007, by and between the Registrant and Thomas Parr, Ph.D.

Exhibit		Description
▲†	10.7	Employment Agreement, dated August 10, 2006, by and between the Registrant and Roger Miller

▲†	10.8	Employment Agreement, dated February 7, 2008, by and between the Registrant and Mona Haynes

*†	10.9	Form of Indemnification Agreement, by and between the Registrant and its executive officers and directors

*†	10.10	Form of Employee Agreement re: Non-competition, Non-solicitation, Non-disclosure and Ownership of Inventions

*	10.11	Lease Agreement, dated October 20, 2006, by and between the Registrant and American Twine Limited Partnership

*	10.11.1	First Amendment to Lease, dated May 4, 2007, by and between the Registrant and American Twine Limited Partnership

▲	10.11.2	Second Amendment to Lease, dated March 12, 2008, by and between the Registrant and American Twine Limited Partnership

*	10.12	Lease Agreement, dated April 18, 2002, by and between Targanta Therapeutics Inc. (f/k/a PhageTech Inc.), a subsidiary of the Registrant, and Société Immobilière Technologique de Montréal Inc.

*	10.13	Lease Agreement, dated March 1, 2007, by and among the Registrant, United Family Life Insurance Company and United Farm Family Life Insurance Company

*#	10.14	Manufacturing Services Agreement, dated March 27, 2007, by and between the Registrant and Catalent Pharma Solutions, Inc. (f/k/a Cardinal Health PTS, LLC)

▲#	10.14.1	Amendment No. 1 to Manufacturing Services Agreement, dated March 3, 2008, by and between the Registrant and Catalent Pharma Solutions, Inc. (f/k/a Cardinal Health PTS, LLC)

*#	10.15	License Agreement, dated December 23, 2005, by and between the Registrant (as successor to InterMune, Inc.) and Eli Lilly and Company

*	10.16	Asset Purchase Agreement, dated December 23, 2005, by and between the Registrant and InterMune, Inc.

*	10.17	Note Issuance Agreement, dated December 23, 2005, by and between the Registrant and InterMune, Inc.

*	10.18	Senior Secured Convertible Acquisition Note, issued by the Registrant to InterMune, Inc. on December 23, 2005

*	10.19	Omnibus Amendment, dated January 31, 2007, to Asset Purchase Agreement, Note Issuance Agreement and Senior Secured Convertible Acquisition Note, each dated December 23, 2005

*#	10.20	Development and Supply Agreement, dated December 28, 2001, by and between InterMune, Inc., as predecessor in interest to the Registrant, and Abbott Laboratories

*#	10.20.1	Amendment No. 1 to Development and Supply Agreement, dated April 26, 2002, by and between InterMune, Inc., as predecessor in interest to the Registrant, and Abbott Laboratories

*#	10.20.2	Amendment No. 2 to Development and Supply Agreement, dated October 15, 2002, by and between InterMune, Inc., as predecessor in interest to the Registrant, and Abbott Laboratories

*	10.20.3	Amendment No. 3 to Development and Supply Agreement, dated December 22, 2005, by and between InterMune, Inc., as predecessor in interest to the Registrant, and Abbott Laboratories

Exhibit		Description
*#	10.20.4	Amendment No. 4 to Development and Supply Agreement, dated December 15, 2006, by and between the Registrant and Abbott Laboratories

*	10.21	Form of Series C-1 Preferred Stock Warrant

*	10.22	Form of Common Stock Warrant

*	10.23	Form of Series B Preferred Stock Warrant

*	10.24	Credit and Security Agreement, by and among the Registrant, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., Oxford Financial Corporation and Bluecrest Capital Finance, L.P., dated as of September 24, 2007

*	10.24.1	Pharma Rider to Credit and Security Agreement, by and among the Registrant, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., Oxford Financial Corporation and Bluecrest Capital Finance, L.P., dated September 24, 2007

▲	21.1	List of Subsidiaries

▲	31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

▲	31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the Exchange Act

▲	32.1	Certifications of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

▲	32.2	Certifications of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-142842), as amended, originally filed with the SEC on May 11, 2007.
▲	Filed herewith.
†	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Confidential treatment request granted for portions of this document.

(b)	Exhibits.

The exhibits required by this Item are listed under Item 15(a)(3).

(c)	Financial Statement Schedules.

The financial statement schedules required by this Item are listed under Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts, on the 27th day of March 2008.

TARGANTA THERAPEUTICS CORPORATION

By:	/s/ GEORGE A. ELDRIDGE
George A. Eldridge
Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary

POWER OF ATTORNEY

We, the undersigned officers and directors of Targanta Therapeutics Corporation, hereby severally constitute and appoint Mark W. Leuchtenberger and George A. Eldridge and each of them singly, our true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution in each of them, to sign for us and in our names in the capacities indicated below and generally to do all such things in our names and on our behalf in our capacities as officers and directors to enable Targanta Therapeutics Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ MARK W. LEUCHTENBERGER Mark W. Leuchtenberger	Director, Chief Executive Officer and President (principal executive officer)	March 27, 2008

/s/ GEORGE A. ELDRIDGE George A. Eldridge	Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (principal financial and accounting officer)	March 27, 2008

/s/ GAREN BOHLIN Garen Bohlin	Director	March 27, 2008

/s/ JAY VENKATESAN Jay Venkatesan	Director	March 27, 2008

/s/ ERIC GORDON Eric Gordon	Director	March 27, 2008

/s/ WILLIAM CROUSE William Crouse	Director	March 27, 2008

/s/ JEFFREY COURTNEY Jeffrey Courtney	Director	March 27, 2008

/s/ DILIP MEHTA Dilip Mehta	Director	March 27, 2008

TARGANTA THERAPEUTICS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2007 and 2006	F-3

Statements of Operations for the years ended December 31, 2007 and 2006, the seven-months ended December 31, 2005, the fiscal year ended May 31, 2005 and the cumulative period from May  20, 1997 (date of inception) through December 31, 2007

F- 4

Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2007 and 2006, the seven-months ended December 31, 2005, the fiscal year ended May 31, 2005 and the period from May  20, 1997 (date of inception) through December 31, 2007

F- 5

Statements of Cash Flows for the years ended December 31, 2007 and 2006, the seven-months ended December 31, 2005, the fiscal year ended May 31, 2005 and the cumulative period from May  20, 1997 (date of inception) through December 31, 2007

F- 9
Notes to Consolidated Financial Statements	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Targanta Therapeutics Corporation

We have audited the accompanying consolidated balance sheets of Targanta Therapeutics Corporation (a development-stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006, the seven-months ended December 31, 2005, the fiscal year ended May 31, 2005, and the period from May 20, 1997 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Targanta Therapeutics Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006, the seven-months ended December 31, 2005, the fiscal year ended May 31, 2005, and the period from May 20, 1997 (date of inception) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share Based Payments, using the modified prospective transition method.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 25, 2008

Targanta Therapeutics Corporation

(A development-stage company)

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$32,955	$12,104
Short-term investments	57,304	429
Investment tax credits recoverable	757	1,033
Prepaid expenses and other current assets	1,630	344

Total current assets	92,646	13,910
Property and equipment, net	1,350	884
Deferred financing costs	103	373
Deposits	50	47

Total assets	$94,149	$15,214

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$718	$1,288
Accrued expenses	5,873	1,360
Income tax payable	2,731	—
Deferred income tax	—	2,212
Current portion of convertible debt	—	18,945
Current portion of long-term debt	5,480	—

Total current liabilities	14,802	23,805
Note payable	—	7,297
Deferred rent	124	45
Other long-term liabilities	63	—
Long-term portion of convertible debt	—	9,571
Long-term debt	14,287	—
Warrants to purchase shares subject to redemption	—	1,012
Series B Redeemable Convertible Preferred Stock, par value $0.0001; authorized no shares at December 31, 2007 and 455,333 shares at December 31, 2006, no shares issued and outstanding at December 31, 2007 and 115,169 shares issued and outstanding at December 31, 2006	—	14,974
Commitments (Note 7)
Stockholders’ equity (deficit):
Preferred Stock, par value $0.0001, 5,000,000 shares authorized at December 31, 2007 and none at December 31, 2006, no shares issued and outstanding at December 31, 2007 and 2006	—	—
Series A Convertible Preferred Stock, par value $0.0001; no shares authorized at December 31, 2007 and 16,667 shares at December 31, 2006, no shares issued and outstanding at December 31, 2007 and 15,643 shares issued and outstanding at December 31, 2006	—	1,458
Common stock, par value $0.0001; 35,000,000 and 694,166 shares authorized at December 31, 2007 and 2006, respectively, and 20,969,257 and 25,282 shares issued and outstanding at December 31, 2007 and 2006, respectively	2	—
Additional paid-in capital	190,137	19,117
Accumulated other comprehensive income	1,665	1,519
Deficit accumulated during the development stage	(126,931)	(63,584)

Total stockholders’ equity (deficit)	64,873	(41,490)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$94,149	$15,214

The accompanying notes are an integral part of these consolidated financial statements.

Targanta Therapeutics Corporation

(A development-stage company)

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Seven Months Ended December 31, 2005	Year Ended May 31, 2005	For the Period from May 20, 1997 (date of inception) through December 31, 2007
Operating expenses
Research and development(1)	$34,648	$11,456	$2,319	$4,503	$65,395
Acquired in-process research and development	17,152	—	11,847	—	29,000
General and administrative(1)	9,835	3,352	2,108	1,388	20,964

Total operating expenses	61,635	14,808	16,274	5,891	115,359

Other income (expense)
Interest income	2,542	280	31	78	3,457
Interest expense	(2,890)	(14,968)	(852)	(211)	(19,115)
Foreign exchange gain (loss)	(1,735)	(214)	14	—	(1,934)
Gain on disposal of property and equipment	—	—	—	—	47

Other income (expense), net	(2,083)	(14,902)	(807)	(133)	(17,545)

Loss before income tax benefit (expense)	(63,718)	(29,710)	(17,081)	(6,024)	(132,904)
Income tax benefit (expense)	371	(431)	1,491	759	5,973

Net loss	$(63,347)	$(30,141)	$(15,590)	$(5,265)	$(126,931)

Net loss per share—basic and diluted	$(13.12)	$(1,266.55)	$(633.31)	$(244.31)

Weighted average number of common shares used in net loss per share—basic and diluted	4,845,266	25,282	25,282	25,265
(1) Amounts include stock-based compensation expense, as follows:

Research and development	$1,132	$194	$109	$177	$1,892
General and administrative	1,105	154	90	170	1,786

The accompanying notes are an integral part of these consolidated financial statements.

Targanta Therapeutics Corporation

(A development-stage company)

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series B redeemable convertible preferred stock		Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Other comprehensive income (loss)	Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$(196)	$—	$(196)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(30)	(30)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(226)

Issuance of common stock to founders	—	—	—	—	—	—	—	—	6,958	—	—	—	—	—
Issuance of Series A convertible preferred stock, net of issuance costs of $39	—	—	15,643	1,542	—	—	—	—	—	—	—	—	—	1,542

Balance at May 31, 1998	—	—	15,643	1,542	—	—	—	—	6,958	—	—	(196)	(30)	1,316
Net loss	—	—	—	—	—	—	—	—	—	—	—	(409)	—	(409)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(27)	(27)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(436)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	8	—	—	8

Balance at May 31, 1999	—	—	15,643	1,542	—	—	—	—	6,958	—	8	(605)	(57)	888
Net loss	—	—	—	—	—	—	—	—	—	—	—	(818)	—	(818)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(40)	(40)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(858)

Issuance of common stock, net of issuance costs of $83	—	—	—	—	—	—	—	—	16,664	2,630	—	—	—	2,630
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	14	—	—	14

Balance at May 31, 2000	—	—	15,643	1,542	—	—	—	—	23,622	2,630	22	(1,423)	(97)	2,674
Net loss	—	—	—	—	—	—	—	—	—	—	—	(916)	—	(916)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(65)	(65)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(981)

Issuance of common stock	—	—	—	—	—	—	—	—	6	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	37	—	—	37

Balance at May 31, 2001	—	—	15,643	1,542	—	—	—	—	23,628	2,631	59	(2,339)	(162)	1,731

Targanta Therapeutics Corporation

(A development-stage company)

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(continued)

(in thousands, except share amounts)

	Series B redeemable convertible preferred stock		Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Other comprehensive income (loss)	Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,410)	—	(1,410)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	189	189

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,221)

Exercise of stock options	—	—	—	—	—	—	—	—	2	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $121	34,186	4,906	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of dividends on Series B redeemable convertible preferred stock	—	157	—	—	—	—	—	—	—	—	(157)	—	—	(157)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	54	—	—	54

Balance at May 31, 2002	34,186	5,063	15,643	1,542	—	—	—	—	23,630	2,631	(44)	(3,749)	27	407
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,995)	—	(2,995)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	857	857

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,138)

Exercise of stock options	—	—	—	—	—	—	—	—	1,615	11	—	—	—	11
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $16	34,186	5,265	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of dividends on Series B redeemable convertible preferred stock	—	625	—	—	—	—	—	—	—	—	(625)	—	—	(625)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	120	—	—	120

Balance at May 31, 2003	68,372	10,953	15,643	1,542	—	—	—	—	25,245	2,642	(549)	(6,744)	884	(2,225)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,844)	—	(5,844)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	131	131

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,713)

Exercise of stock options	—	—	—	—	—	—	—	—	16	1	—	—	—	1
Accretion of dividends on Series B redeemable convertible preferred stock	—	1,111	—	—	—	—	—	—	—	—	(1,111)	—	—	(1,111)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	315	—	—	315

Balance at May 31, 2004	68,372	12,064	15,643	1,542	—	—	—	—	25,261	2,643	(1,345)	(12,588)	1,015	(8,733)

Targanta Therapeutics Corporation

(A development-stage company)

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(continued)

(in thousands, except share amounts)

	Series B redeemable convertible preferred stock		Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Other comprehensive income (loss)	Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,265)	—	(5,265)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	264	264

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,001)

Exercise of stock options	—	—	—	—	—	—	—	—	21	1	—	—	—	1
Accretion of dividends on Series B redeemable convertible preferred stock	—	908	—	—	—	—	—	—	—	—	(908)	—	—	(908)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	347	—	—	347

Balance at May 31, 2005	68,372	12,972	15,643	1,542	—	—	—	—	25,282	2,644	(1,906)	(17,853)	1,279	(14,294)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(15,590)	—	(15,590)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(167)	(167)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,757)

Issuance of warrants in connection with convertible notes and beneficial conversion features	—	—	—	—	—	—	—	—	—	—	11,519	—	—	11,519
Exercise of warrant to purchase Series B redeemable convertible preferred stock	46,797	68	—	—	—	—	—	—	—	—	—	—	—	—
Par value adjustment related to reorganization	—	—	—	—	—	—	—	—	—	(2,644)	2,644	—	—	—
Stock issuance costs related to reorganization	—	(368)	—	(84)	—	—	—	—	—	—	(109)	—	—	(193)
Accretion of dividends on Series B redeemable convertible preferred stock	—	422	—	—	—	—	—	—	—	—	(422)	—	—	(422)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	199	—	—	199

Balance at December 31, 2005	115,169	13,094	15,643	1,458	—	—	—	—	25,282	—	11,925	(33,443)	1,112	(18,948)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(30,141)	—	(30,141)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	407	407

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(29,734)

Accretion of dividends on Series B redeemable convertible preferred stock	—	1,880	—	—	—	—	—	—	—	—	(1,880)	—	—	(1,880)
Beneficial conversion feature in connection with convertible debentures	—	—	—	—	—	—	—	—	—	—	8,724	—	—	8,724
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	348	—	—	348

Balance at December 31, 2006	115,169	14,974	15,643	1,458	—	—	—	—	25,282	—	19,117	(63,584)	1,519	(41,490)

Targanta Therapeutics Corporation

(A development-stage company)

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)—(continued)

(in thousands, except share amounts)

	Series B redeemable convertible preferred stock		Series A convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Other comprehensive income (loss)	Stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	—	—	—	—	—	(63,347)	—	(63,347)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	146	146

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(63,201)

Issuance of Series C convertible preferred stock and warrants for the purchase of Series C-1, C-2 and C-3 convertible preferred stock and common stock and beneficial conversion features, net of issuance costs of $324	—	—	—	—	—	—	10,493,757	104,877	—	—	2,958	—	—	107,835
Reversal of unamortized beneficial conversion features in connection with conversion of convertible debentures	—	—	—	—	—	—	—	—	—	—	(7,026)	—	—	(7,026)
Accretion of dividends on Series B redeemable convertible preferred stock	—	225	—	—	—	—	—	—	—	—	(225)	—	—	(225)
Issuance of Series B redeemable convertible preferred stock as stock dividend	28,691	—	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of Series B redeemable convertible preferred stock to Series B convertible preferred stock	(143,860)	(15,199)	—	—	143,860	15,199	—	—	—	—	—	—	—	15,199
Issuance of warrants in connection with the MLC Term Note	—	—	—	—	—	—	—	—	—	—	253	—	—	253
Reclassification of warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	143	—	—	143
Conversion of convertible preferred stock into common stock upon initial public offering	—	—	(15,643)	(1,458)	(143,860)	(15,199)	(10,493,757)	(104,877)	15,193,975	2	121,532	—	—	—
Issuance of common stock upon initial public offering, net of offering costs of $6,352	—	—	—	—	—	—	—	—	5,750,000	—	51,148	—	—	51,148
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,237	—	—	2,237

Balance at December 31, 2007	—	$—	—	$—	—	$—	—	$—	20,969,257	$2	$190,137	$(126,931)	$1,665	$64,873

The accompanying notes are an integral part of these consolidated financial statements.

Targanta Therapeutics Corporation

(A development-stage company)

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Seven Months Ended December 31, 2005	Year Ended May 31, 2005	For the Period from May 20, 1997 (date of inception) through December 31, 2007
Cash flows from operating activities:
Net loss	$(63,347)	$(30,141)	$(15,590)	$(5,265)	$(126,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	564	474	297	469	2,905
Stock-based compensation expense	2,237	348	199	347	3,678
Gain on disposal of property and equipment	—	—	—	—	(47)
Amortization of deferred financing costs	347	326	6	—	679
Acquired in-process research and development	15,152	—	10,848	—	26,000
Non-cash interest expense	1,660	14,640	840	186	17,327
Unrealized foreign exchange loss (gain)	1,920	277	(57)	(131)	1,658
Changes in operating assets and liabilities:
Investment tax credits recoverable	488	1,336	(1,015)	834	(155)
Prepaid expenses and other current assets	(1,232)	(170)	—	(14)	(1,529)
Deposits	—	(33)	(14)	—	(47)
Accounts payable	(595)	883	187	3	994
Accrued expenses	4,424	(1,780)	967	(203)	3,328
Income tax payable	2,337	—	—	—	2,337
Deferred rent and reimbursement from landlord	72	3	3	8	110
Deferred income tax	(2,212)	815	(476)	605	(222)

Net cash used in operating activities	(38,185)	(13,022)	(3,805)	(3,161)	(69,915)

Cash flows from investing activities:
Purchases of property and equipment	(1,030)	(182)	(7)	(128)	(2,810)
Proceeds from sale of property and equipment	—	—	—	—	105
Proceeds from maturities of short-term investments	12,962	441	418	397	20,767
Purchases of short-term investments	(69,615)	(441)	(418)	(397)	(77,038)

Net cash used in investing activities	(57,683)	(182)	(7)	(128)	(58,976)

Targanta Therapeutics Corporation

(A development-stage company)

Consolidated Statements of Cash Flows—(continued)

(in thousands)

	Year Ended December 31, 2007	Year Ended December 31, 2006	Seven Months Ended December 31, 2005	Year Ended May 31, 2005	For the Period from May 20, 1997 (date of inception) through December 31, 2007
Cash flows from financing activities:
Proceeds from bank loan	—	—	—	—	327
Payments on bank loan	—	—	—	—	(337)
Proceeds from issuance of note payable	—	—	2,343	4,127	6,470
Payments on note payable	(9,964)	—	(21)	—	(10,044)
Principal payments under capital leases	—	(83)	(130)	(329)	(1,273)
Proceeds from issuance of convertible notes	—	—	11,763	—	11,763
Payments on convertible notes	(2,177)	—	—	—	(2,177)
Proceeds from issuance of convertible debentures	—	14,028	—	—	14,028
Proceeds from issuance of long-term debt	20,000	—	—	—	20,000
Proceeds (costs) from issuance of preferred stock and warrants, net of issuance costs	57,825	—	(384)	—	69,154
Proceeds (costs) from issuance of common stock, net of issuance costs	51,148	—	(109)	1	53,683
Deferred financing costs	(113)	(420)	(279)	—	(812)

Net cash provided by financing activities	116,719	13,525	13,183	3,799	160,782

Net increase in cash and cash equivalents	20,851	321	9,371	510	31,891
Effect of foreign currency on cash and cash equivalents	—	2	238	262	1,064

Cash and cash equivalents, beginning of period	12,104	11,781	2,172	1,400	—

Cash and cash equivalents, end of period	$32,955	$12,104	$11,781	$2,172	$32,955

Supplemental disclosure of cash flow information
Cash paid for interest	$868	$2	$5	$25	$1,049
Supplemental disclosure of non-cash financing activities
Discount to note payable for warrant valuation	$(274)	$—	$235	$444	$406
Issuance of InterMune convertible note	$15,152	$—	$8,848	$—	$24,000
Reduction of InterMune convertible note	$(3,000)	$—	$—	$—	$(3,000)
Discount to convertible notes for warrant valuation and beneficial conversion features	$196	$—	$11,519	$—	$11,715
Discount to convertible debentures for beneficial conversion features	$—	$8,724	$—	$—	$8,724
Conversion of convertible debt into preferred stock	$(46,642)	$—	$—	$—	$(46,642)
Reversal of beneficial conversion features in connection with conversion of convertible debentures	$(7,026)	$—	$—	$—	$(7,026)
Discount to long-term debt for warrant valuation	$253	$—	$—	$—	$253
Accretion of redeemable convertible preferred stock to redemption value	$225	$1,880	$422	$908	$5,327
Conversion of preferred stock into common stock	$121,534	$—	$—	$—	$121,534

The accompanying notes are an integral part of these consolidated financial statements.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.	Nature of business

Targanta Therapeutics Corporation (“Parent”), a Delaware corporation, was incorporated on December 6, 2005 to become the parent entity of Targanta Therapeutics Inc. (“Targanta Québec”) (previously PhageTech Inc.) and Targanta Therapeutics (Ontario) Inc. (“Targanta Ontario”) as part of a reorganization that was effective December 23, 2005. Targanta Québec, a Canadian company, was incorporated on May 20, 1997 and Targanta Ontario, a Canadian company, was incorporated on December 22, 2005. Targanta Therapeutics Corporation together with its subsidiaries (the “Company”) is a biopharmaceutical company focused on developing and commercializing antibacterial drugs to treat serious infections in the hospital setting. The Company’s pipeline includes an array of antibacterial agents in various stages of development. Oritavancin, the Company’s lead product candidate, is a once-daily, semi-synthetic lipoglycopeptide antibiotic with rapid bactericidal activity against all studied clinically relevant serious gram-positive pathogens, including multi-resistant strains. The Company has commenced its planned principal operations; however, the Company has not generated any revenue from its operations. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company’s activities are carried out at its facilities in Cambridge, Massachusetts; Indianapolis, Indiana; and Montreal, Québec, Canada.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the development stage, including but not limited to the successful development of its product candidates, raising additional capital, development by its competitors of new technological innovations, dependence on key personnel, compliance with government regulations, market acceptance of the Company’s products, and protection of proprietary technology. If it does not successfully commercialize any of its product candidates, it will be unable to generate product revenue or achieve profitability. To date, the Company has financed its cash requirements primarily through issuances of equity and debt securities, loan facilities, investment tax credits, capital leases and interest income. As of December 31, 2007, the Company had a deficit accumulated during the development stage of $126,931. The Company expects to continue to incur operating losses over the next several years and it may never be profitable.

On October 9, 2007, the Securities and Exchange Commission (“SEC”) declared effective the Company’s Registration Statement on Form S-1, as amended, for the Company’s initial public offering of 5.75 million shares of its common stock (Registration No. 333-142842). The shares of common stock sold by the Company in this initial public offering were sold at a price of $10.00 per share. The net offering proceeds to the Company were approximately $51,148 after deducting underwriting discounts and commissions and offering expenses of approximately $2,327.

Reorganization

On December 23, 2005, the Company effected a reorganization of the beneficial ownership structure of Targanta Québec. Pursuant to this reorganization the following changes were made:

i.	The Common Shares of Targanta Québec were exchanged on a one-for-one basis into Common Exchangeable Shares of Targanta Québec and each holder of such Common Exchangeable Shares was issued the same number of shares of Common Special Voting Stock of the Parent.

ii.	The Class A-l Preferred Shares of Targanta Québec were exchanged on a one-for-one basis into Class A Preferred Exchangeable Shares of Targanta Québec and each holder of such Class A Preferred Exchangeable Shares was issued the same number of shares of Series A Special Voting Stock of the Parent.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

iii.	The Class A-2 Preferred Shares of Targanta Québec were exchanged on a one-for-one basis into Class B Preferred Exchangeable Shares of Targanta Québec and each holder of such Class B Preferred Exchangeable Shares was issued the same number of shares of Series B Special Voting Stock of the Parent.

iv.	A new class of shares was created and designated New Common Shares and these shares were issued to the Parent to reflect its ownership of Targanta Québec.

The Company accounted for the reorganization in accordance with Emerging Issues Task Force (“EITF”) Issue No. 90-5, Exchanges of Ownership Interests between Entities under Common Control. As the transaction was an exchange of stock between companies under common control, and the only assets of the combined entity after the exchange were those of the subsidiary prior to the exchange, a change in ownership did not take place and the exchange was accounted for based on the carrying amounts of the subsidiary’s assets and liabilities.

Targanta Ontario

At the same time as the reorganization, the Company formed Targanta Ontario. Prior to the Company’s initial public offering in October 2007, the capital structure of Targanta Ontario consisted of Common Shares (which are held entirely by the Parent), Common Exchangeable Shares, Class B Preferred Exchangeable Shares and Class C Preferred Exchangeable Shares.

Exchangeable Shares

The Common Exchangeable Shares, Class A Preferred Exchangeable Shares, Class B Preferred Exchangeable Shares and Class C Preferred Exchangeable Shares of Targanta Québec and Targanta Ontario (collectively, the “Exchangeable Shares”) were created to facilitate the investment of capital by certain venture capital corporations who may only invest in Canadian incorporated companies or the tax concerns of certain other Canadian resident investors. The Exchangeable Shares were securities of the Company’s wholly-owned subsidiaries, Targanta Québec and Targanta Ontario, which securities entitled the holders to dividends and other rights economically equivalent to those of the Company’s Common Stock, Series A Convertible Preferred Stock, Series B Convertible Preferred Stock (previously classified as the Series B Redeemable Convertible Preferred Stock), Series C-1 Convertible Preferred Stock, Series C-2 Convertible Preferred Stock and Series C-3 Convertible Preferred Stock (collectively, the “Series C Convertible Preferred Stock” and, together with the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, the “Convertible Preferred Stock”). The Exchangeable Shares were automatically converted into 3,487,015 shares of common stock upon the closing of the Company’s initial public offering.

Special voting stock

The Company had also authorized and outstanding shares of Common Special Voting Stock, Series A Special Voting Stock, Series B Special Voting Stock and Series C Special Voting Stock (collectively, the “Special Voting Stock”). The Special Voting Stock was created for the benefit of the holders of Exchangeable Shares and each holder of an Exchangeable Share received a share of the like class or series of Special Voting Stock. By holding shares of Special Voting Stock, the holders of Exchangeable Shares were entitled to voting rights in the Company (whether at stockholder meetings or in actions taken by written consent of the Company’s stockholders). The Special Voting Stock did not participate in any liquidation event of the Company, was not convertible and was not entitled to receive dividends or any other economic rights.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

If the number or class of Exchangeable Shares held by a holder changed, a like change would have been made to the shares of Special Voting Stock held by such holder. Therefore, if a holder of Class A Preferred Exchangeable Shares, Class B Preferred Exchangeable Shares or Class C Preferred Exchangeable Shares of either Targanta Québec or Targanta Ontario converted such shares into Common Exchangeable Shares of such issuer, the corresponding shares of Series A Special Voting Stock, Series B Special Voting Stock or Series C Special Voting Stock held by such holder would have automatically converted into shares of Common Special Voting Stock.

In the accompanying consolidated financial statements, all share amounts are presented on an as-if exchanged basis. The Exchangeable Shares issued by Targanta Québec and Targanta Ontario and the Special Voting Stock issued by the Company, for the periods when such shares were outstanding, are treated as if the Exchangeable Shares were exchanged for shares of the corresponding class or series of capital stock of the Company and the Special Voting Stock had been consolidated into the corresponding class or series of shares of the Company. By way of example, the outstanding Class A Preferred Exchangeable Shares of Targanta Québec and related shares of Series A Special Voting Stock of the Company are shown as outstanding shares of Series A Convertible Preferred Stock. With the Exchangeable Shares treated on an as-if exchanged basis, Targanta Québec and Targanta Ontario were treated as wholly-owned subsidiaries.

2.	Summary of Significant Accounting Policies

Change in Fiscal Year

In December 2005, in conjunction with the reorganization, the Company assumed the fiscal year of the Parent which is the year ending on December 31. Prior to the reorganization, the Company followed the fiscal year of Targanta Québec, which was the year ending May 31. These consolidated financial statements include the results of the Company’s operations and its cash flows for the years ended December 31, 2007 and 2006, the seven months ended December 31, 2005 and the fiscal year ended May 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates. Changes in estimates are recorded in the period in which they become known. The Company utilizes certain estimates to record expenses relating to research and development contracts entered into with third-party service providers. These estimates, which are primarily related to the length of service of each contract, are determined by the Company based on input from internal project management as well as from third-party service providers. The Company believes the estimates used are appropriate to serve as a basis for recording the expenses and related accrued liabilities, if applicable, based on available evidence at December 31, 2007 and 2006.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less at acquisition date to be cash equivalents. At December 31, 2006, the Company’s cash equivalents included

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

amounts held in certificates of deposit and an overnight investment account. At December 31, 2007, the Company had invested its excess cash in money market accounts, overnight investment accounts, certificates of deposit and commercial paper. The Company did not hold any investments in mortgage-backed or auction rate securities at December 31, 2007.

Short-term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with SFAS No. 115, the Company has classified all of its investments as available-for-sale at December 31, 2007 and 2006. The investments are reported at fair value, with any unrealized gains or losses reported as a separate component of stockholders’ equity (deficit) as accumulated other comprehensive income.

Short-term investments included the following at December 31, 2007 and 2006:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2007—
Guaranteed investment certificate	$506	$—	$—	$506
Commercial paper	34,080	121	—	34,201
Corporate obligations	4,861	—	(6)	4,855
Asset backed securities	17,725	18	(1)	17,742

	$57,172	$139	$(7)	$57,304

December 31, 2006—
Guaranteed investment certificate	$429	$—	$—	$429

	$429	$—	$—	$429

All short-term investments have contractual maturities of less than one year.

The aggregate fair value of investments with unrealized losses was approximately $6,824 and $0 at December 31, 2007 and 2006, respectively. At December 31, 2007, two investments were in an unrealized loss position. These investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their fair value. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated results of operations.

Concentration of credit risk

The Company maintains its cash, cash equivalents and short-term investments with high quality financial institutions, and accordingly, is subject to minimal credit risk. The Company performs periodic evaluations of the

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

relative credit quality of investments and the Company’s policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company’s investment strategy is the preservation of the principal invested. Investment tax credits recoverable were due from the Canadian federal and Québec provincial governments. The Company does not maintain foreign exchange contracts or other off-balance sheet financial instruments.

Fair Value of Financial Instruments

Cash, cash equivalents, short-term investments, investment tax credits recoverable, accounts payable, accrued expenses, note payable, short-term convertible debt and the current portion of long-term debt are carried at amounts that approximate fair value at December 31, 2007 and 2006 due to their short-term maturities.

Long-term convertible debt approximates fair value at December 31, 2006 as it is calculated using a discounted cash flow model with an incremental borrowing rate. Long-term debt approximates fair value at December 31, 2007 as it bears interest at a rate approximating a market interest rate.

Property and Equipment

Property and equipment, including leasehold improvements, are recorded at cost and depreciated over their estimated useful lives using the straight-line method. Assets held under capitalized leases are stated at the present value of future minimum lease obligations. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related lease.

Repair and maintenance expenditures are charged to expense as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing equipment, are capitalized and depreciated. When equipment is retired or otherwise disposed of, the cost of such equipment and the related accumulated depreciation are removed from the accounts. Any resulting gain or loss is included in the determination of net loss.

Impairment of Long-lived Assets

The Company evaluates the recoverability of its long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 further refines the requirements of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, which requires that companies (1) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows, and (2) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company has concluded that none of its long-lived assets were impaired at each balance sheet date.

Research and Development Costs

The Company charges research and development costs to operations as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs. Research and development costs are comprised of costs incurred in performing research and development activities, including salaries, benefits, facilities, research-related overhead, contracted services, license fees, and other external costs. Acquired in-process research and

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

development having no alternative future use is written off at the time of acquisition. In addition, as pre-established research and development milestones under the various agreements discussed in Note 3 are achieved, they are charged to acquired in-process research and development expense. Acquired in-process research and development expense for the year ended December 31, 2007 includes a $2,000 cash payment and the fair value of the shares of Series C-2 Convertible Preferred Stock, Series C-3 Convertible Preferred Stock and warrants for the purchase of shares of Series C-1 Convertible Preferred Stock issued to InterMune, Inc. (“InterMune”) in connection with the Company’s achievement of certain milestones.

Net Loss per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period. The Company’s potentially dilutive shares, which include convertible debt, Convertible Preferred Stock, outstanding common stock options and warrants exercisable for common and preferred stock, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Seven Months Ended December 31, 2005	Year Ended May 31, 2005
As reported:
Net loss	$(63,347)	$(30,141)	$(15,590)	$(5,265)
Accretion of Series B Redeemable Convertible Preferred Stock dividends	(225)	(1,880)	(422)	(908)

Net loss applicable to common stockholders	(63,572)	(32,021)	(16,012)	(6,173)

Weighted-average number of common shares used in net loss per share—basic and diluted	4,845,266	25,282	25,282	25,265

Net loss per share applicable to common stockholders—basic and diluted	$(13.12)	$(1,266.55)	$(633.31)	$(244.31)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding during the years ended December 31, 2007 and 2006, the seven months ended December 31, 2005 and the fiscal year ended May 31, 2005.

	Year Ended December 31, 2007	Year Ended December 31, 2006	Seven Months Ended December 31, 2005	Year Ended May 31, 2005
Convertible Preferred Stock	—	156,387	146,965	98,051
Convertible debt	—	178,675	59,338	—
Warrants outstanding	850,287	6,837	6,837	4,444
Options outstanding	2,538,155	57,500	17,230	18,439

Comprehensive Income (Loss)

The Company has applied the provisions of SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the period in which they are

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

recognized. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net loss, the other elements of comprehensive income (loss) impacting the Company are cumulative foreign currency translation adjustments through December 31, 2006 and unrealized gains and losses on marketable securities. Comprehensive income (loss) is reflected in the consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit).

Stock-based Compensation

The Company adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”), effective January 1, 2006. SFAS No. 123(R) requires the recognition of the fair value of stock-based compensation in the Company’s consolidated statements of operations. The Company applied the modified prospective transition method for adopting SFAS No. 123(R). Under this method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption and results for prior periods have not been restated. As a result of the adoption of SFAS No. 123(R), the change in the Company’s net loss for the year ended December 31, 2006 was not material. Additionally, under the provisions of SFAS No. 123(R), the Company is required to include an estimate of the value of the awards that will be forfeited in calculating compensation costs, which compensation costs are recognized over the requisite service period of the awards on a straight-line basis. Prior to the adoption of the fair value recognition provisions of SFAS No. 123(R), share-based payment expense was adjusted for actual forfeitures as they occurred. The cumulative effect of the change in accounting for forfeitures was not material to the consolidated financial statements.

From inception through January 1, 2006, the Company accounted for employee stock-based compensation arrangements in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which required that stock-based compensation cost be measured at the grant date based on the fair value of the award and be recognized as expense over the vesting period. The fair value of options to purchase common stock granted to employees (determined using the Black-Scholes option-pricing model) was expensed over the vesting period of the related stock-based award. Options issued by the Company are exercisable over a ten-year period from the date of grant or such lesser period of time as the board of directors may approve. Options issued by the Company vest over a period of three to five years or such lesser period of time as the board of directors may approve.

Equity instruments issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services, and are periodically revalued as the equity instruments vest and are recognized as expense over the related service period.

Foreign Currency Translation

For the cumulative period ended December 31, 2006, the financial statements of Targanta Québec were measured using the local currency as the functional currency, with results of operations and cash flows translated at average exchange rates during the period, and assets and liabilities translated at end of period exchange rates. For Targanta Québec, translation adjustments were excluded from the determination of net loss and were accumulated in a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Effective January 1, 2007, the financial statements of Targanta Québec were measured using the United States dollar as the functional currency. As a result of this change in functional currency, beginning with January 1, 2007, translation adjustments resulting from the financial statements of Targanta Québec are included

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

in the determination of net loss. Translation adjustments resulting from the financial statements of Targanta Ontario, which uses the United States dollar as the functional currency, are included in the determination of net loss from December 22, 2005, the date of formation of that entity.

Canadian Part VI.I Tax

The Company has accrued the potential Canadian Part VI.I tax related to the cumulative dividend on the Series B Redeemable Convertible Preferred Stock. The Company applied the provisions of EITF Issue No. 95-9, Accounting for Tax Effects of Dividends in France in Accordance with FASB Statement No. 109, in accounting for the Canadian Part VI.I tax, which states that unless specific criteria are met, taxes on distributions should be treated as an income tax expense. The Company recorded the Part VI.I tax liability as a charge to income tax expense in the statements of operations and as a current deferred tax liability in the December 31, 2006 consolidated balance sheet since the dividend payment made in January 2007 was both planned and probable at that time. The Part VI.I tax liability of approximately $2,731 is presented as a current tax liability in the December 31, 2007 consolidated balance sheet.

Investment Tax Credits and Government Assistance

Canadian federal and Québec and Ontario provincial investment tax credits are accounted for as a reduction of the income tax expense in the period in which the credits are earned and when there is reasonable assurance of their recovery.

Government assistance in connection with research and development activities is recognized as a reduction of research and development expense in the period that the related expenditure is incurred.

Income Taxes

The Company uses the liability method to account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, and in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which became effective January 1, 2007. Deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the Company’s consolidated financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized.

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the Company had no items that were considered to be uncertain tax items or accrued interest or penalties related to uncertain tax positions.

The tax years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

Guarantees

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has directors and officers’ insurance coverage that should limit its exposure and enable it to recover a portion of any future amounts paid.

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. Such indemnification obligations are usually in effect from the date of execution of the applicable agreement for a period equal to the applicable statute of limitations. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain.

The Company leases office space under several non-cancelable operating leases. The Company has a standard indemnification arrangement under the leases that requires it to indemnify its landlords against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation or nonperformance of any covenant or condition of the Company’s leases.

As of December 31, 2007 and 2006, the Company had not experienced any material losses related to these indemnification obligations and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible. As a result, the Company has not established any related reserves.

Segment and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also established standards for disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment and the Company operates in only two geographic segments, the United States and Canada.

The Company’s long-lived assets included the following:

	December 31, 2007	December 31, 2006
Property and equipment, net
Domestic	$850	$119
Canada	500	765

	$1,350	$884

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. This new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS No. 157; however, the Company does not believe that the adoption of SFAS No. 157 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a significant impact on its consolidated financial statements.

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

In December, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”), was issued. EITF 07-01 prescribes the accounting for collaborations, requiring that, when certain characteristics exist in collaboration relationships, certain transactions between collaborators be recorded within expenses in the statement of operations on either a gross or net basis. EITF 07-01 is effective for all of the Company’s collaborations existing after January 1, 2009. The Company currently has no collaborations that are impacted by EITF 07-01. The Company will evaluate any future collaborations under this guidance, as appropriate.

In December, 2007, Statement of Financial Standard No. 141(R), Business Combinations (“SFAS No. 141(R)”), was issued. SFAS No. 141(R) will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development expense and either amortize it over the life of the product or write it off if the project is abandoned or impaired. SFAS No. 141(R) is effective for transactions occurring on or after January 1, 2009. The Company will apply SFAS No. 141(R) to business combinations that are consummated after January 1, 2009.

In December, 2007, Statement of Financial Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”), was issued. SFAS No. 160 changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interest) in consolidated financial statements. SFAS No. 160 is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS No. 160. The Company will apply SFAS No. 160 to future transactions beginning January 1, 2009, as appropriate.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

3.	Strategic Agreements

The Company has entered into research, development, technology transfer and commercialization arrangements with pharmaceutical and biotechnology companies relating to different therapeutic products. These agreements may require the Company to pay various combinations of license fees, additional payments contingent upon the Company’s achievement of research and regulatory milestones and royalties if the Company is successful in developing and commercializing products.

InterMune, Inc.

On December 23, 2005, the Company entered into an Asset Purchase Agreement with InterMune whereby the Company purchased the worldwide patent rights to the oritavancin compound and related assets from InterMune. The terms of the Asset Purchase Agreement included an initial payment of $1,000 at closing, a second $1,000 payment to InterMune in December 2006, a contingent milestone payment of $2,000 when the Company received U.S. Food and Drug Administration (“FDA”) authorization to conduct clinical studies and an additional contingent milestone payment of $5,000 upon receiving approval from the FDA necessary for the sale of oritavancin in the United States. The terms of the Asset Purchase Agreement also included a payment of $1,000 at closing to Eli Lilly and Company (“Lilly”). InterMune also received a seat on the Company’s board of directors for a period of time. The Company paid to InterMune the $1,000 payments in each of December 2005 and December 2006 and paid the $2,000 milestone payment in January 2007 upon receiving FDA authorization to conduct clinical studies. In January 2006 the Company paid to Lilly the $1,000 due in December 2005. The initial payments to InterMune and Lilly were recorded as acquired in-process research and development expense in the consolidated financial statements for the seven-month period ended December 31, 2005. The milestone payment made to InterMune in January 2007 was recorded as an acquired in-process research and development expense in the consolidated financial statements for the year ended December 31, 2007. The Company also issued an interest-free convertible promissory note to InterMune with an initial value of $13,000 that, assuming certain clinical milestones were achieved, could be valued at up to $25,000 in principal, which note was initially secured by the oritavancin assets (see Note 8). The Company recorded the present value of this convertible promissory note of approximately $8,848 at December 31, 2005 as an acquired in-process research and development expense. In February 2007, upon the January 2007 closing of the Company’s Series C Convertible Preferred Stock financing, which was a third-party financing by the Company resulting in gross proceeds to the Company of at least $10,000, the note automatically converted into 956,794 shares of Series C Convertible Preferred Stock.

Eli Lilly and Company

In connection with the December 23, 2005 closing of the Asset Purchase Agreement, InterMune assigned to the Company its rights to oritavancin under a License Agreement originally executed by InterMune and Lilly. Under this License Agreement, Lilly exclusively licenses to the Company the worldwide rights to develop and commercialize oritavancin in exchange for future milestone and royalty payments.

The Company will make a $10,000 milestone payment to Lilly upon receiving FDA (or equivalent foreign regulatory agency) approval for the first indication other than cSSSI and catheter related bloodstream infections and a second $10,000 milestone payment to Lilly upon receiving FDA (or equivalent foreign regulatory agency) approval for a second indication other than cSSSI and catheter related bloodstream infections. The Company will also make a $15,000 milestone payment to Lilly in the first year that the Company exceeds certain revenue amounts defined in the License Agreement. The Company has not made any milestone or royalty payments under the License Agreement through December 31, 2007.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

The Company’s rights to the licensed products under the License Agreement could revert to Lilly if the Company commits a material breach of the agreement. The License Agreement will, in general, expire for each country in which a licensed product is sold ten years from the date of first commercial sale in such country, or if there is a valid and enforceable claim that would preclude the sale or other disposition of licensed product in such country, the period of time from the effective date of the License Agreement until the expiration in such country of the last valid and enforceable claim. Following expiration of the License Agreement in any country, the Company will retain in such country a fully paid-up, perpetual, irrevocable, exclusive, sublicenseable license to the patents, know-how, and other intellectual property rights licensed under the License Agreement.

ElizaNor Biopharmaceuticals, Inc.

On November 8, 2005, the Company entered into a license agreement (the “ElizaNor License Agreement”) with ElizaNor Biopharmaceuticals, Inc. (“ElizaNor”) under which the Company, in exchange for future fees and royalty payments, received a worldwide non-exclusive license to develop and commercialize licensed products based on patents and technology related to therapeutic derivatives of diphosphonates. On June 30, 2006, the Company and ElizaNor amended the ElizaNor License Agreement to update certain payment terms. The Company paid ElizaNor a technology access fee of $110 in December 2005 that was charged to research and development expense in that period and will pay a license fee of $1,150 consisting of $300 in time based payments and $850 in contingent payments. The Company made a license fee payment of $55 in 2006 and $245 in January 2007, both of which were accrued for and charged to research and development expense in the seven-month period ended December 31, 2005. The following milestone payments will also be due under the ElizaNor License Agreement (as amended): (i) $100 when the Company files its first investigational new drug application with the FDA for a licensed product, (ii) $250 at the time of a successful phase 2 meeting with the FDA relating to the first licensed product, and (iii) $500 payment when the Company receives FDA approval for the first licensed product.

The Company’s rights to the licensed products under the ElizaNor License Agreement could revert to ElizaNor if the Company commits a material breach of the agreement. The ElizaNor License Agreement will automatically terminate, on a country-by-country basis, upon the expiry of the last to expire patents in the relevant country.

McGill University

Pursuant to a license agreement with McGill University, the Company has agreed to pay a royalty of 2% of its net revenues stemming from products derived from its phage technology through 2012.

4.	Property and Equipment

Property and equipment consists of the following:

	Estimated useful life	December 31,
		2007	2006
Computer equipment	3 years	$778	$281
Machinery and equipment	3 to 5 years	2,671	2,588
Furniture and fixtures	5 years	334	108
Leasehold improvements	2 to 10 years	696	520

		4,479	3,497
Less: Accumulated depreciation		(3,129)	(2,613)

		$1,350	$884

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

Depreciation and amortization expense, which includes amortization of assets recorded under capital leases, was $564, $474, $297, $469 and $2,905 for the years ended December 31, 2007 and 2006, the seven months ended December 31, 2005, the fiscal year ended May 31, 2005 and for the period from May 20, 1997 (date of inception) to December 31, 2007, respectively.

5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006
Payroll and benefits	$1,382	$591
License fees	—	259
Professional fees	545	230
Clinical expenses	3,202	—
Manufacturing and process development expenses	301	—
Other expenses	443	280

	$5,873	$1,360

6.	Patent Costs

The Company incurred and charged to operations legal and other fees related to patents of $821, $681, $433, $100 and $2,641 for the years ended December 31, 2007 and 2006, the seven months ended December 31, 2005, the fiscal year ended May 31, 2005 and for the period from May 20, 1997 (date of inception) to December 31, 2007, respectively. These costs were charged to general and administrative expense.

7.	Commitments

Lease obligations

The Company conducts its operations in leased facilities with a combination of leased and owned equipment. At December 31, 2007 and 2006, the Company has equipment under capital leases totaling $1,472 and $1,491, respectively, with related accumulated depreciation of $1,472 and $1,371, respectively. Such amounts are included in the appropriate categories of property and equipment in Note 4.

The Company leases its laboratory and office space under operating lease agreements with various terms and renewal options with lease expirations ranging from 2008 through 2012. In addition to minimum lease commitments, these lease agreements require the Company to pay its pro rata share of property taxes and building operating expenses.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

Future minimum lease payments under noncancelable operating leases as of December 31, 2007 are approximately as follows:

Year Ending December 31,
2008	$953
2009	623
2010	368
2011	234
2012	78
Thereafter	—

$2,256

Total rent expense, which includes rent for buildings and equipment, was $1,128, $870, $364, $511 and $3,722 for the years ended December 31, 2007 and 2006, the seven months ended December 31, 2005, the fiscal year ended May 31, 2005 and for the period from May 20, 1997 (date of inception) to December 31, 2007, respectively.

In May 2007, the Company entered into a non-cancelable operating lease for approximately twelve thousand square feet of office space in Indianapolis, Indiana, which lease commenced on June 1, 2007 and expires on August 31, 2010. The lease agreement provides for free rent for the first three months of the lease term and also has escalating rent payments over the life of the lease. Upon commencement of the lease, the Company is recording a deferred rent liability related to the free rent and escalating rent payments. The Company records the rent expense for this lease on a straight-line basis. Additionally, in May 2007, the landlord paid $30 for tenant improvements on behalf of the Company. The Company has recorded the tenant improvements as a lease incentive obligation and is amortizing this amount as a reduction of rent expense over the lease term.

In May 2007, the Company amended the lease for its Cambridge, Massachusetts facility to expand the rentable square feet by approximately fifteen-hundred square feet and extend the term through October 2009, with two one-year renewal options. The amended lease has escalating rent payments over the lease term. The Company records the rent expense for this lease on a straight-line basis, accordingly.

In December 2007 and March 2008, the Company amended its leases for two of its Montreal locations to extend the terms through January 2009 and March 2009, respectively.

8.	Debt

Convertible debt consists of the following:

	December 31,
	2007	2006
First Tranche Convertible Notes, 8% interest, due on or after October 24, 2006	$—	$1,641
Second Tranche Convertible Notes, 8% interest, due on or after October 24, 2006	—	11,142
InterMune Convertible Note, non-interest bearing, due December 23, 2010	—	9,571
Convertible Debentures, 8% interest, due June 30, 2007	—	6,162

	—	28,516
Less: Current portion of convertible debt	—	(18,945)

Long-term portion of convertible debt	$—	$9,571

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

First Tranche Convertible Notes

On October 24, 2005, the Company completed the first tranche of a two tranche convertible note financing by issuing convertible promissory notes with an initial principal amount of approximately $1,463 (CAN$1,748) (the “First Tranche Convertible Notes”). At December 31, 2006, the First Tranche Convertible Notes, plus accrued interest, were convertible into 8,225 shares of Series B Redeemable Convertible Preferred Stock.

In conjunction with the sale of the First Tranche Convertible Notes, the Company issued to the purchasers of the First Tranche Convertible Notes warrants exercisable for a total of 5,600 shares of Series B Redeemable Convertible Preferred Stock at an exercise price of $1.29 per share. These warrants were exercised on December 23, 2005, resulting in gross proceeds to the Company of approximately $7.

Second Tranche Convertible Notes

On December 23, 2005, the Company sold the second tranche of convertible notes for gross proceeds of $10,300 (such notes, the “Second Tranche Convertible Notes” and, together with the First Tranche Convertible Notes, the “Convertible Notes”). At December 31, 2006, the Second Tranche Convertible notes, plus accrued interest, were convertible into 55,849 shares of Series B Redeemable Convertible Preferred Stock.

In conjunction with the sale of the Second Tranche Convertible Notes, the Company issued to the purchasers of the Second Tranche Convertible Notes warrants exercisable for a total of 41,197 shares of Series B Redeemable Convertible Preferred Stock at an exercise price of $1.50 per share. These warrants were exercised on December 23, 2005, resulting in gross proceeds to the Company of approximately $62.

The Convertible Notes bore interest at 8% per annum and were due on or after October 24, 2006 upon written demand by holders of 60% of the total outstanding Convertible Notes. The Convertible Notes could not be repaid until such time that the IQ Loan Facility (as defined in Note 9 below) has been repaid in full. The Convertible Notes remained outstanding at December 31, 2006.

The Convertible Notes provided that they were automatically convertible into equity securities to be issued by the Company during the next round of third-party financing in which the Company received gross proceeds of at least $10,000, the terms of which would be determined at such time the financing occurred. Holders of the First Tranche Convertible Notes were entitled to convert their notes at a 50% discount to the per share price paid in the third-party financing. Holders of the Second Tranche Convertible Notes were entitled to convert their notes at the per share price paid in the third-party financing. At the option of the holders, the Convertible Notes were convertible into shares of Series B Redeemable Convertible Preferred Stock at any time prior to redemption or mandatory conversion at the original Series B Redeemable Convertible Preferred Stock issue price.

Upon the closing of the Company’s Series C financing, the Convertible Notes, plus accrued interest, automatically converted into 1,388,008 shares of Series C-1 Convertible Preferred Stock on January 31, 2007 (see Note 12). Holders of the First Tranche Convertible Notes converted their notes at a 50% discount to the Series C price of $10.45157 per share and holders of the Second Tranche Convertible Notes converted their notes at the Series C price of $10.45157 per share.

The Company accounted for the Convertible Notes in accordance with the provisions of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB No. 14”), EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”) and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”).

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

Under the provisions of APB No. 14, the Company allocated the proceeds received from the issuance of the Convertible Notes between the debt and the warrants to purchase Series B Redeemable Convertible Preferred Stock based on their relative fair values at the time of issuance. The fair value of the warrants was determined using the Black-Scholes option pricing model with a volatility factor of 35.9%, a risk free interest rate of 4.3%, no dividend yield and a contractual life of three years. The fair value of the Convertible Notes was determined using a discounted cash flow model with a 35% discount rate. Based on the relative fair values of the warrants and the First Tranche Convertible Notes, approximately $777 of the proceeds from the First Tranche Convertible Notes were allocated to the debt and approximately $723 of proceeds were allocated to the warrants. Based on the relative fair values of the warrants and the Second Tranche Convertible Notes, approximately $5,258 of the proceeds from the Second Tranche Convertible Notes were allocated to the debt and approximately $5,042 of proceeds were allocated to the warrants. The discount on the Convertible Notes was amortized to interest expense in the consolidated statements of operations through January 31, 2007, when the Convertible Notes were converted into shares of Series C-1 Convertible Preferred Stock.

In accordance with the guidance included in EITF 98-5 and EITF 00-27, the Company recorded approximately $721 of the proceeds allocated to the First Tranche Convertible Notes and approximately $5,034 of the proceeds allocated to the Second Tranche Convertible Notes as a beneficial conversion feature with a corresponding credit recorded as additional paid-in capital. The respective beneficial conversion feature was being amortized as additional debt discount over the term of the respective Convertible Notes and recorded as interest expense in the consolidated statements of operations. The unamortized portion of the beneficial conversion feature was reversed through additional paid-in capital upon the conversion of the Convertible Notes in January 2007.

Approximately $0 and $11,032 of interest expense for the years ended December 31, 2007 and 2006, respectively, and $514 of interest expense for the seven months ended December 31, 2005 was attributable to the amortization of the debt discount on the Convertible Notes.

InterMune Convertible Note

On December 23, 2005, the Company issued a Senior Secured Convertible Acquisition Note (the “InterMune Convertible Note”) to InterMune as part of the purchase of the worldwide patent rights to the oritavancin compound and related assets. The InterMune Convertible Note was in the original principal amount of $13,000 (subject to certain adjustments described below), only bore interest in certain limited circumstances (for example, upon a payment default), was due on December 23, 2010 and was secured by the oritavancin assets.

Upon the closing of a next round of third-party financing resulting in gross proceeds (exclusive of amounts related to converted debt) of at least $10,000, the principal amount of the InterMune Convertible Note would automatically decrease by $3,000 to $10,000, unless this third-party financing occurred after the occurrence of the two milestones described below, in which case no downward adjustment to the principal amount of the InterMune Convertible Note would have occurred.

Upon the Company’s receipt of authorization from the FDA to conduct clinical trials (the “First Milestone”), if a qualified third-party financing had occurred, then the principal amount of the InterMune Convertible Note would have automatically increased by $7,500. Otherwise, upon achieving the First Milestone, the InterMune Convertible Note would have automatically increased by $6,000.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

Additionally, upon the Company’s receipt of FDA authorization to conduct clinical efficacy studies of the product in patients with a specified dose (the “Second Milestone”), if a qualified third-party financing had occurred, the principal amount of the InterMune Convertible Note would have automatically increased by an additional $7,500. Otherwise, upon achieving the Second Milestone, the InterMune Convertible Note would have automatically increased by $6,000.

The initial balance on the InterMune Convertible Note would automatically convert on the date of the closing of a qualified third-party financing into shares issued in that financing. The number of new shares to be issued upon conversion would be equal to the principal and interest, if any, then outstanding under the InterMune Convertible Note divided by the per share purchase price of the new shares, subject to certain ownership limitations. Subsequent increases in the principal amount of the InterMune Convertible Note would automatically convert into the newly issued shares using the same per share purchase price, subject to certain ownership limitations.

The Company accounted for the InterMune Convertible Note in accordance with APB No. 14 and used a discounted cash flow model with an incremental borrowing rate of 8% to determine the fair value of the InterMune Convertible Note. At December 23, 2005, the Company determined that the fair value of the InterMune Convertible Note was approximately $8,848. The discount on the InterMune Convertible Note was amortized to interest expense in the consolidated statements of operations through January 31, 2007. The Company has determined that there was no beneficial conversion feature related to the InterMune Convertible Note.

In January 2007, upon the closing of the Company’s Series C financing, the outstanding principal under the InterMune Convertible Note was reduced to $10,000 and converted into 956,794 shares of Series C-1 Convertible Preferred Stock (see Note 12). Accordingly, the carrying value of the InterMune Convertible Note at the conversion date was increased from approximately $9,571 to approximately $10,000, with an approximately $429 charge to interest expense and the Company recorded an approximately $10,000 credit to Series C-1 Convertible Preferred Stock. Also in January 2007, the Company achieved the First Milestone causing the outstanding principal under the InterMune Convertible Note to automatically be increased by $7,500, which was then immediately converted into 358,797 shares of Series C-2 Convertible Preferred Stock and 358,798 shares of Series C-3 Convertible Preferred Stock. Accordingly, the Company recorded $7,500 as an additional acquired in-process research and development expense. In conjunction with the conversion of the InterMune Convertible Note and the achievement of the First Milestone, the Company issued warrants to purchase a total of 82,955 shares of Series C-1 Convertible Preferred Stock to InterMune.

On September 10, 2007, the Company achieved the Second Milestone under the InterMune Convertible Note and promptly increased the outstanding principal balance on the InterMune Convertible Note by $7,500. In accordance with its terms, the InterMune Convertible Note automatically converted into 358,798 shares of the Company’s Series C-2 Convertible Preferred Stock and 358,797 shares of the Company’s Series C-3 Convertible Preferred Stock. The Company also issued to InterMune a warrant to purchase 35,553 shares of Series C-1 Convertible Preferred Stock at an exercise price of $13.06 per share. Accordingly, the Company recorded approximately $7,652 as an additional acquired in-process research and development expense, which amount represents the fair value as determined by the Company of the securities issued to InterMune upon achievement of the Second Milestone. Upon the Company’s achievement of the Second Milestone and the issuance to InterMune of the securities described above, the InterMune Convertible Note was extinguished.

Approximately $60 and $708 of interest expense for the years ended December 31, 2007 and 2006, respectively, and $16 of interest expense for the seven months ended December 31, 2005 was attributable to the amortization of the debt discount on the InterMune Convertible Note.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

There was no outstanding balance on or remaining obligations under the InterMune Convertible Note at December 31, 2007.

Convertible Debentures

On December 7, 2006 and December 19, 2006, the Company sold a total of $14,028 of convertible debentures (the “Convertible Debentures”) to existing investors in a bridge financing. The Convertible Debentures bore interest at an 8% annual rate and were to mature on June 30, 2007. The Convertible Debentures provided that they would automatically convert into equity securities to be issued by the Company during the next round of third-party financing in which the Company receives gross proceeds of at least $25,000. At the option of the holders, if a new round of third-party financing were not to have occurred by March 31, 2007, the Convertible Debentures, plus accrued interest, would have been convertible into newly created shares of Series B-2 Convertible Redeemable Preferred Stock at a price equal to the lesser of (a) 75% of the issue price received for any class or series of the Company in connection with the last equity financing completed by the Company prior to the date upon which the Convertible Debentures were converted; and (b) $123.00 per share. If no such shares of Series B-2 Convertible Redeemable Preferred Stock then existed, the conversion would have been into shares of Series B Redeemable Convertible Preferred Stock. At December 31, 2006, the Convertible Debentures, plus accrued interest, were convertible into 114,601 shares of Series B Redeemable Convertible Preferred Stock.

The Convertible Debentures, plus accrued interest, automatically converted into 16,215 shares of Series C-1 Convertible Preferred Stock, 671,091 shares of Series C-2 Convertible Preferred Stock and 671,091 shares of Series C-3 Convertible Preferred Stock on January 31, 2007 (see Note 12) upon the closing of the Company’s Series C financing. Holders of the Convertible Debentures converted their notes at the Series C price of $10.45157 per share. As a result of the conversion of the Convertible Debentures, approximately $7,026 of unamortized beneficial conversion feature was reversed and charged to additional paid-in capital.

The Convertible Debentures were accounted for in accordance with the provisions of APB No. 14, EITF 98-5 and EITF 00-27, and the Company recorded approximately $8,724 of the proceeds of the Convertible Debentures as a beneficial conversion feature. This amount represents the difference between the conversion price of the Convertible Debentures and the underlying value of the Series B Redeemable Convertible Preferred Stock issuable upon conversion of the Convertible Debentures. The beneficial conversion feature was amortized as debt discount over the term of the Convertible Debentures through January 31, 2007 and was recorded as interest expense in the consolidated statements of operations.

Approximately $912 and $791 of interest expense for the years ended December 31, 2007 and 2006, respectively, was attributable to the amortization of the beneficial conversion feature.

Merrill Lynch Capital Term Note

On September 24, 2007, the Company entered into a $20,000 credit facility with Merrill Lynch Capital and two other lenders. In connection with this credit facility, on September 24, 2007, the Company issued to Merrill Lynch Capital and the two other lenders term notes in the aggregate principal amount of $20,000 (referred to collectively as the “MLC Term Note”). Interest on the borrowings under the MLC Term Note is at an annual rate of 11.14%. The Company may have to pay an additional 5% in excess of this rate if the Company is in default under the terms of the agreements governing the MLC Term Note. The Company is obligated to make interest-

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

only payments through February 2008, followed by 36 equal monthly payments of principal plus accrued interest on the outstanding balance under the MLC Term Note. In addition to the interest payable under the MLC Term Note, the Company is obligated to pay an exit fee of 4.0% of the original amount borrowed (or $800) at the time of the final payment of the outstanding principal. This amount is being amortized to interest expense over the term of the MLC Term Note. In addition, if the Company prepays any portion of the principal outstanding under the MLC Term Note, the Company is obligated to pay a prepayment fee based on the amount prepaid equal to 3% in the first year, 2% in the second year, 1% in the third year and 0% thereafter.

The MLC Term Note is secured by all or substantially all of the Company’s assets, excluding its intellectual property. The MLC Term Note also contains certain restrictive covenants, including the need for the Company to receive the prior written consent of Merrill Lynch Capital to enter into acquisitions with an aggregate amount in excess of $500 or to incur purchase money debt in excess of $250.

The MLC Term Note provides that an event or circumstance that has or could reasonably be expected to result in a “Material Adverse Effect” that occurs and continues for ten days is considered a default under the note. The MLC Term Note defines a “Material Adverse Effect” to mean a material adverse change with respect to (i) the condition (financial or otherwise), operations, business, properties or prospects of the Company; (ii) the rights and remedies of the lenders under the MLC Term Note or the ability of the Company to perform any of its obligations under the MLC Term Note or any related documents or agreements; (iii) the legality, validity or enforceability of the MLC Term Note or any related document or agreement; (iv) the existence, perfection or priority of any security interest granted in the MLC Term Note; or (v) the value of any material intellectual property or material collateral securing the MLC Term Note. The MLC Term Note further provides, however, that a “Material Adverse Effect” does not include a request by the FDA requiring the Company to run an additional clinical trial for oritavancin.

In connection with the MLC Term Note, the Company issued warrants to purchase a total of 45,942 shares of the Company’s Series C-1 Convertible Preferred Stock at an exercise price of $13.06 per share to Merrill Lynch Capital and the two other lenders. The warrants are exercisable until October 15, 2012. The Company recorded the fair value of the warrants of approximately $253 as a discount to the MLC Term Note and is amortizing the discount to interest expense over the term of the MLC Term Note using the effective yield method. The fair value of the warrants issued to Merrill Lynch Capital and the two other lenders was calculated using the Black-Scholes option pricing model with the following assumptions: fair value of Series C-1 Convertible Preferred Stock of $9.43 per share, weighted average volatility factor of 62.2%, a weighted average risk-free interest rate of 4.38%, no dividend yield and a contractual life of 7 years.

Future principal payments under the MLC Term Note as of December 31, 2007 are approximately as follows:

Year Ending December 31,
2008	$5,556
2009	6,667
2010	6,667
2011	1,110

$20,000

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

Deferred Financing Costs

The Company paid approximately $113, $420 and $279 in financing costs in connection with the issuance of the Convertible Notes, InterMune Convertible Note, Convertible Debentures and the MLC Term Note in years ended December 31, 2007 and 2006 and the seven months ended December 31, 2005, respectively. These expenses have been deferred and are included in deferred financing costs on the consolidated balance sheets. These deferred financing costs are being expensed over the terms of the respective debt. The Company recognized $347, $326, $6 and $679 of interest expense related to the amortization of the deferred financing costs during the years ended December 31, 2007 and 2006, the seven months ended December 31, 2005 and for the period from May 20, 1997 (date of inception) to December 31, 2007, respectively.

9.	Note Payable

In April 2004, the Company executed a loan agreement with Investissement Québec (“IQ”) under the Biolevier program for a loan facility of approximately $6,900 (CAN$8,000) (the “IQ Loan Facility”). As of December 31, 2006, the full IQ Loan Facility was drawn. As noted below, the loan and accrued interest were repaid in full on September 24, 2007. Interest expense on the IQ Loan Facility was $573 and $681 for the years ended December 31, 2007 and 2006, respectively, $249 for the seven months ended December 31, 2005 and $152 for the fiscal year ended May 31, 2005. All interest expense related to the IQ Loan Facility was capitalized as part of the IQ Loan Facility.

The significant terms and conditions of the IQ Loan Facility were as follows:

i.	The loan was repayable annually at a rate of 25% of net income per year over a period not exceeding ten years from the date of the first disbursement, which was August 19, 2004.

ii.	No capital or interest was repayable for the first three years after the initial disbursement.

iii.	Interest was at IQ’s own prime rate plus 1.5% (9.0% at December 31, 2006).

iv.	The IQ Loan Facility was collateralized by a first ranking hypothec (or security interest) of approximately $9,400 (CAN$11,000) and additional hypothec of approximately $1,900 (CAN$2,200) on all current and future assets of the Company, including property and equipment and intellectual property, but excluding all the oritavancin assets acquired from InterMune in December 2005 under the Asset Purchase Agreement.

v.	As part of the IQ Loan Facility, the Company granted IQ warrants to purchase up to 6,837 shares of Series B Redeemable Convertible Preferred Stock (on an as-if exchanged basis), exercisable for the period from the date of the first disbursement of the funds up to the first anniversary date of the final reimbursement of the IQ Loan Facility, at an exercise price of CAN$234.00 per share. IQ was entitled to receive additional warrants if the Company were to declare a dividend on the Series B Redeemable Convertible Preferred Stock, and subsequent to January 31, 2007, on the Series B Convertible Preferred Stock, and such dividend was paid in shares of the Company’s capital stock. At December 31, 2006, IQ was entitled to receive warrants for the purchase of 1,036 additional shares of Series B Redeemable Convertible Preferred Stock as it relates to the accretion of dividends on the warrants. On September 24, 2007, the date the outstanding balance on the IQ Loan Facility was paid, IQ was entitled to receive warrants for the purchase of 1,363 additional shares of Series B Convertible Preferred Stock as it relates to the January 2007 payment of the accrued stock dividend on the outstanding shares of the Company’s Series B Convertible Preferred Stock (see Note 11).

The Company recorded the fair value of the warrants of $694 as a discount to the IQ Loan Facility and was amortizing the discount to interest expense over the ten-year term of the IQ Loan Facility using the straight-line

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

method until the timing and amount of capital repayments were known, at which time the Company would apply the effective yield method. As the warrants were originally issued for the purchase of shares of Series B Redeemable Convertible Preferred Stock, the offsetting credit was recorded as warrants to purchase shares subject to redemption in long-term liabilities in accordance with SFAS No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and FASB Staff Position No. 150-5 (“FSP 150-5”) Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that Are Redeemable. The fair value of the warrant issued to IQ was calculated using the Black-Scholes option pricing model with the following assumptions: fair value of Series B Redeemable Convertible Preferred Stock of $1.33 per share, weighted average volatility factor of 35.0%, a weighted average risk-free interest rate of 4.25%, no dividend yield and a contractual life of 10.0 years. The warrants are revalued each reporting period, with the resulting change in fair value recorded in interest expense. At December 31, 2005, the fair value of the warrant issued to IQ was calculated using the Black-Scholes option pricing model with the following assumptions: fair value of Series B Redeemable Convertible Preferred Stock of $1.33 per share, volatility factor of 33.8%, risk-free interest rate of 4.39%, no dividend yield and a remaining contractual life of 9.7 years. At December 31, 2006, the fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: fair value of Series B Redeemable Convertible Preferred Stock of $1.33 per share, volatility factor of 67.2%, risk-free interest rate of 4.52%, no dividend yield and a remaining contractual life of 8.7 years.

In accordance with the terms of the IQ Loan Facility, on May 11, 2004 the Company modified the rights, privileges, restrictions and terms of the Series B Redeemable Convertible Preferred Stock so that as long as a balance on the IQ Loan Facility remains outstanding, the Series B Redeemable Convertible Preferred Stock could not be redeemed on or after January 30, 2007 and dividends declared on these Series B Redeemable Convertible Preferred Stock would have to be settled with the issuance of additional shares of Series B Redeemable Convertible Preferred Stock.

On January 30, 2007, the Company and IQ amended the IQ Loan Facility to change the payment terms so that the Company was required to pay all outstanding principal and accrued interest under the IQ Loan Facility by June 30, 2008.

Upon the filing of the Company’s Second Amended and Restated Certificate of Incorporation on January 31, 2007, the Series B Redeemable Convertible Preferred Stock was no longer redeemable at the option of the holders of the Series B Redeemable Convertible Preferred Stock and no longer had a cumulative annual dividend (now referred to as the “Series B Convertible Preferred Stock”; see Note 12). The warrant issued to IQ was therefore classified as a long-term liability as IQ, after exercising the warrant, had the option of requiring the Company to repurchase the Series B Convertible Preferred Stock issued as a result of the exercise of the warrant at the Series B Convertible Preferred Stock fair value as defined in the IQ Loan Facility. After completion of the Company’s initial public offering in October 2007, IQ no longer has the option of requiring the Company to repurchase the shares.

On September 24, 2007, the Company used approximately $9,964 of the proceeds from the MLC Term Note to pay off the outstanding balance under the IQ Loan Facility. As a result of the repayment of the IQ Loan Facility, the Company wrote-off and recorded as interest expense $545 of deferred financing costs related to the IQ Loan Facility. Additionally, the Company issued to IQ a warrant to purchase 8,200 shares of its Series B Convertible Preferred Stock in replacement of a like warrant originally issued to IQ by Targanta Québec in April 2004 for 6,837 Class B Preferred Exchangeable Shares of Targanta Québec, plus an additional 1,363 Class B Preferred Exchangeable Shares of Targanta Québec resulting from the January 2007 payment of the accrued stock dividend on the outstanding shares of the Company’s Series B Convertible Preferred Stock.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

On September 24, 2007, upon the cancellation of the warrant originally issued to IQ by Targanta Québec, the Company wrote-off the remaining fair value of the warrant and recorded a credit to interest expense in the amount of $714. Additionally, the Company recorded the fair value of the warrant to purchase Series B Convertible Preferred Stock issued on September 24, 2007 of $412 as warrants to purchase shares subject to redemption in current liabilities in accordance with SFAS No. 150 and FSP 150-5 and the offsetting debit was recorded as interest expense. The fair value of the warrant issued on September 24, 2007 was calculated using the Black-Scholes option pricing model with the following assumptions: fair value of Series B Redeemable Convertible Preferred Stock of CAN$195.12 per share, weighted average volatility factor of 62.2%, a weighted average risk-free interest rate of 3.99%, no dividend yield and a contractual life of one year. Effective as of the pricing of the Company’s initial public offering on October 9, 2007, the Company was no longer obligated to redeem the shares issuable under the IQ warrant. As a result, the warrant was revalued using the Black-Scholes option pricing model with the following assumptions: fair value of common stock of $10.00 per share, volatility factor of 67.9%, risk-free interest rate of 4.07%, no dividend yield and a remaining contractual life of 0.96 years. The change in the fair value of the warrant of approximately $276 was recorded as a credit to interest expense and the fair value of the warrant of approximately $143 was reclassified to additional paid-in capital. At December 31, 2007, after the completion of the Company’s initial public offering, IQ’s warrant was converted into a warrant for the purchase of a total of 105,678 shares of the Company’s common stock at an exercise price of CAN$15.14 per share.

The Company recognized $(244), $403, $22, $35 and $215 of interest expense related to the amortization of the discount to the IQ Loan Facility and the change in fair value of the warrant during the years ended December 31, 2007 and 2006, the seven months ended December 31, 2005, the fiscal year ended May 31, 2005 and the period from May 20, 1997 (date of inception) through December 31, 2007, respectively.

10.	Credit Facility

The Company has an available credit facility of approximately $506 (CAN$500), comprised of a credit line of approximately $283 (CAN$280) and letters of guarantee maturing in March 2008 issued in favor of Société Immobilière Technologique amounting to approximately $223 (CAN$220). The credit line bears interest at a Canadian chartered bank’s prime rate. The credit facility is collateralized by a moveable first ranking hypothec on a temporary investment of approximately $506 (CAN$500). As of December 31, 2007 and 2006, no amounts had been drawn against this facility. The prime rate was 6.0% at December 31, 2007 and 2006.

11.	Redeemable Convertible Preferred Stock

Redeemable convertible preferred stock, on an as-if exchanged basis, consisted of the following:

	Carrying value at December 31, 2007	Carrying value at December 31, 2006
Series B Redeemable Convertible Preferred Stock, par value $0.0001; no shares and 455,333 shares authorized at December 31, 2007 and 2006, respectively, and no shares and 115,169 shares issued and outstanding at December 31, 2007 and 2006, respectively, net of issuance costs	$—	$9,871
Accretion of dividends	—	5,103

Total redeemable convertible preferred stock	$—	$14,974

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

The Company accrued Canadian Part VI.I tax related to the cumulative dividend on the Series B Redeemable Convertible Preferred Stock. This accrued amount relates to the Part VI.I tax that could be due on dividends and is generally payable by the issuer upon the payment of dividends or on the repurchase of the shares of Series B Redeemable Convertible Preferred Stock at values in excess of their issue price (see Note 15). On payment of this tax, the Company will be entitled to claim a Canadian tax deduction equal to nine-fourths the amount of any Part VI.I taxes actually paid. The benefit of this deduction has not been recorded in the consolidated financial statements. The Company paid the Part VI.I tax in February 2008.

In January 2002, the Company issued 34,186 shares of Series B Redeemable Convertible Preferred Stock at $147.07 per share for net proceeds of $4,906.

In February 2003, the Company issued 34,186 shares of Series B Redeemable Convertible Preferred Stock at $154.49 per share for net proceeds of $5,265.

In December 2005, the Company issued 46,797 shares of Series B Redeemable Convertible Preferred Stock upon the exercise of warrants for net proceeds of $68.

In December 2005, the Company incurred stock issuance costs related to the reorganization of which $368 was related to the Series B Redeemable Convertible Preferred Stock.

The Series B Redeemable Convertible Preferred Stock had the following characteristics:

Voting

The holders of the Series B Redeemable Convertible Preferred Stock were entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote under the applicable provisions of Delaware General Corporation Law. Each Series B Redeemable Convertible Preferred Stock stockholder was entitled to the number of votes equal to the number of shares of common stock into which the Series B Redeemable Convertible Preferred Stock was convertible at the time of such vote.

Dividends

The holders of Series B Redeemable Convertible Preferred Stock were entitled to receive per share, in preference and in priority to any declaration and payment of dividends on the shares of all other classes or series of stock, a cumulative annual dividend at a rate of 8% per annum on their original issue price. As long as any balance was outstanding under the IQ Loan Facility, dividends declared on Series B Redeemable Convertible Preferred Stock would be settled only by the issuance of additional Series B Redeemable Convertible Preferred Stock.

On January 31, 2007, the Company effected a stock dividend as payment for the accumulated dividends on the Series B Redeemable Convertible Preferred Stock, paid by the issuance of 28,691 shares of Series B Redeemable Convertible Preferred Stock.

Liquidation preference

In the event of any liquidation, dissolution, or winding up of the affairs of the Company, the holders of the then-outstanding Series B Redeemable Convertible Preferred Stock were entitled to a liquidation preference equal to $199.50 per share, plus any accrued and unpaid dividends thereon.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

Conversion

Each share of the Series B Redeemable Convertible Preferred Stock was convertible, at the option of the holder, at any time after the date of issuance of such share into such number of shares of common stock as was determined by dividing (a) the sum of the original issue price in effect for the Series B Redeemable Convertible Preferred Stock by (b) the conversion price then in effect for Series B Redeemable Convertible Preferred Stock. The conversion of the Series B Redeemable Convertible Preferred Stock would be on an adjusted basis to account for unpaid cumulative dividends and was subject to a weighted average anti-dilution adjustment. Upon the closing of a qualified initial public offering, the shares of the Series B Redeemable Convertible Preferred Stock then outstanding would automatically convert into shares of the Company’s common stock on a one-to-one basis, subject to adjustment for unpaid cumulative dividends and a weighted average anti-dilution adjustment.

Redemption

Shares of the Series B Redeemable Convertible Preferred Stock were redeemable on or after December 22, 2008, at the option of the holders, if requested by holders of at least 60% of the then outstanding shares of Series B Redeemable Convertible Preferred Stock, at a price per share equal to the greater of (i) $199.50 per share, plus accrued but unpaid dividends or (ii) 110% of the fair market value, on an as-if-converted to Common Stock basis, of such share.

On January 31, 2007, the Company filed its Second Amended and Restated Certificate of Incorporation whereby the Series B Redeemable Convertible Preferred Stock was no longer redeemable at the option of the holders of the Series B Redeemable Convertible Preferred Stock and no longer had a cumulative annual dividend.

12.	Stockholders’ Equity (Deficit)

Convertible Preferred Stock

In December 1997, the Company issued 15,643 shares of Series A Convertible Preferred Stock at $101.12 per share for net proceeds of $1,542.

In December 2005, the Company incurred stock issuance costs related to the reorganization of which $84 was related to the Series A Convertible Preferred Stock.

Upon filing of the Company’s Second Amended and Restated Certificate of Incorporation on January 31, 2007, the Series B Redeemable Convertible Preferred Stock was automatically converted into Series B Convertible Preferred Stock.

On January 31 and February 16, 2007, upon receipt of net proceeds of approximately $57,825 (including the reinvestment of repaid Convertible Notes in the amount of approximately $2,177, including principal and accrued interest) and the conversion of (a) approximately $10,667 of principal and accrued interest on outstanding Convertible Notes issued by the Company in October and December 2005, as amended; (b) the outstanding balance on the InterMune Convertible Note (which amount was reduced from $13,000 to $10,000 contemporaneously with this transaction); and (c) approximately $14,192 of principal and accrued interest on outstanding Convertible Debentures issued by the Company in December 2006, the Company issued (on an as-if exchanged basis) an aggregate of 2,361,017 shares of Series C-1 Convertible Preferred Stock, 722,374 shares of Series C-2 Convertible Preferred Stock, and 5,975,176 shares of Series C-3 Convertible Preferred Stock.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

In January 2007, the Company achieved the First Milestone under the InterMune Convertible Note and promptly increased the outstanding principal balance on the InterMune Convertible Note by $7,500. Thereafter, in early February 2007, the Company converted the increased balance under that note into 358,797 shares of Series C-2 Convertible Preferred Stock and 358,798 shares of Series C-3 Convertible Preferred Stock.

In connection with the Series C financing and the Company’s achievement of the First Milestone under the InterMune Convertible Note, the Company also issued warrants (on an as-if exchanged basis) to purchase up to 484,354 shares of Series C-1 Convertible Preferred Stock (the “Series C Warrants”). The exercise price of the Series C Warrants is $13.06 per share and the Series C Warrants are exercisable until October 15, 2012. The Company also issued warrants to purchase up to 37,313 shares of common stock (the “Common Stock Warrants”). The exercise price of the Common Stock Warrants is $8.36 per share and the Common Stock Warrants are exercisable until October 15, 2012.

On September 10, 2007, the Company achieved the Second Milestone under the InterMune Convertible Note and promptly increased the outstanding principal balance on the InterMune Convertible Note by $7,500. The Company immediately converted the increased balance under that note into 358,798 shares of Series C-2 Convertible Preferred Stock and 358,797 shares of Series C-3 Convertible Preferred Stock. The Company also issued to InterMune a Series C Warrant for the purchase of 35,553 shares of Series C-1 Convertible Preferred Stock.

Liquidation preferences for the Convertible Preferred Stock were as follows:

•

First, the holders of shares of Series C-3 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock would be paid an amount equal to the original issue price of $10.45157 per share (subject to adjustment), plus any declared and unpaid dividends thereon. However, as a result of the Company achieving both of the milestones under the InterMune Asset Purchase Agreement, the Series C-3 Convertible Preferred Stock ranked senior to the Series C-2 Convertible Preferred Stock such that the entire Series C-3 Convertible Preferred Stock liquidation preference would be paid in full prior to any payment in respect of the Series C-2 Convertible Preferred Stock. After payments to the holders of Series C-3 Convertible Preferred Stock and Series C-2 Convertible Preferred Stock were made, holders of the outstanding shares of Series C-1 Convertible Preferred Stock would receive an amount per share equal to $10.45157 per share (subject to adjustment), plus any declared and unpaid dividends.

•

After payments were made to the holders of the Series C Convertible Preferred Stock as set forth above, the holders of the outstanding shares of Series B Convertible Preferred Stock would receive an amount per share equal to $199.50 per share (subject to adjustment), plus accrued and unpaid dividends.

•

After payments were made to the holders of the Series C Convertible Preferred Stock and Series B Convertible Preferred Stock as set forth above, holders of all the outstanding shares of the Company’s Series C Convertible Preferred Stock, Series B Convertible Preferred Stock, Series A Convertible Preferred Stock and common stock would share in the balance of any proceeds remaining for distribution on a pro rata, as-if-exchanged and as-if-converted to common stock basis.

Upon the closing the Company’s initial public offering, the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock were converted into 15,193,975 shares of common stock of the Company. Further, the Series C Warrants (including the warrants issued to Merrill Lynch Capital and the other two lenders) were converted into warrants to purchase approximately 707,299 shares of common stock at an exercise price of $10.45 per share.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

Common Stock

On January 31, 2007, the Company’s board of directors and stockholders authorized a 1:150 reverse stock split for all authorized and outstanding shares of Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and common stock. On September 24, 2007, the Company’s board of directors authorized a 1.25:1.0 forward stock split, to be paid in the form of a stock dividend, of all authorized and outstanding shares of the Company’s common stock. All share and per share information has been retroactively restated to reflect these stock splits.

In December 2005, the Company incurred stock issuance costs related to the reorganization of which approximately $109 was related to the common stock. Additionally, as a result of the reorganization in December 2005, the Company allocated approximately $2,644 from the value of the common stock to additional paid-in capital to reflect the par value of the common stock.

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and whenever declared by the board of directors, subject to the prior rights of holders of all classes of preferred stock outstanding.

On October 9, 2007, the SEC declared effective the Company’s Registration Statement on Form S-1, as amended, for the Company’s initial public offering of 5.75 million shares of its common stock (Registration No. 333-142842). The shares of common stock sold by the Company in this initial public offering were sold at a price of $10.00 per share. The net offering proceeds to the Company were approximately $51,148 after deducting underwriting discounts and commissions and offering expenses of approximately $2,327.

In connection with the Company’s initial public offering discussed above, all of the Exchangeable Shares of the Parent’s two Canadian subsidiaries were exchanged into like shares of the Company’s capital stock. Thereafter, all of the outstanding shares of the Parent’s Convertible Preferred Stock were converted into an aggregate of 15,193,975 shares of common stock. In addition, in connection with the Company’s initial public offering all of the shares of the Company’s Special Voting Stock were extinguished.

The Company has reserved the following shares of common stock as of December 31, 2007 for the exercise of stock options and warrants:

December 31, 2007
Warrants for the purchase of common stock	850,287
Common stock issuable upon exercise of stock options	3,636,078

4,486,365

13.	Stock-Based Compensation

Stock Option Plans

At December 31, 2007, the Company’s 2005 Stock Option Plan (“2005 Plan”) provided for the grant of options for the purchase of 2,373,991 shares of common stock plus any shares of common stock covered by outstanding options under the Re-Amended and Restated Stock Option Plan of Targanta Québec (“Targanta Québec Plan”) that are forfeited and returned for reissuance under the Targanta Québec Plan, such number not to exceed 3,597 shares of common stock. As a result, at December 31, 2007, the maximum aggregate number of

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

shares of common stock available for issuance under the 2005 Plan was 2,377,588. Under the 2005 Plan, options would be granted, at the discretion of the board of directors, to employees, non-employee directors, consultants and service providers to the Company or any of its subsidiaries. The 2005 Plan provided that option exercise prices must at least equal the fair market value of the common stock on the date of grant. This plan also provided that if there is no public trading market for the Company’s common stock at the time a grant was made, the fair value of the common stock on the date of grant would be determined by the board of directors.

No option could be granted under the 2005 Plan to any person who owned, directly or indirectly stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or of any entity owning at least a majority of the voting stock of the Company, if any, or any of its subsidiaries, unless the exercise price of the shares subject to such option was fixed at not less than 110% of the fair market value of shares of the Company’s common stock on the date of grant of such shares. Further, no person could be granted a number of options in any one taxable year in excess of 25% of the options issued or issuable under the 2005 Plan. Options granted under this plan are exercisable over a ten-year period from the date of grant or such lesser period of time as the board of directors approved. Options granted under this plan vest over a period of one to five years or such lesser period of time as the board of directors approved.

At December 31, 2007, there were 433 shares of common stock remaining under the 2005 Plan, none of which were available for future grant.

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

The Company’s 2007 Equity Incentive Plan (“2007 Plan”) became effective as of the pricing of the Company’s initial public offering on October 9, 2007. As of October 9, 2007, the Company is no longer granting options under its 2005 Plan. The 2007 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and cash-based awards. The Company initially reserved 1,258,138 shares of its common stock for the issuance of awards under the 2007 Plan, such number subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. In addition, the number of shares available for future grant under the 2007 Plan will

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

automatically increase each year by an amount equal to 3.5% of all shares of the Company’s capital stock outstanding on December 31st of each preceding year unless the Company’s board of directors takes action in any given year to set this increase at a lesser amount. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, awards that are returned to the Company’s 2005 Plan as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2007 Plan. At December 31, 2007, the maximum aggregate number of shares of common stock available for issuance under the 2007 Plan was 1,258,490. Options to purchase a total of 161,000 shares of the Company’s common stock have been granted under the 2007 Plan as of December 31, 2007.

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

The exercise price of stock options awarded under the 2007 Plan may not be less than the fair market value of the Company’s common stock on the date of the option grant and the term of each option may not exceed ten years from the date of grant. The administrator of the 2007 Plan will determine at what time or times each option may be exercised and, subject to the provisions of the 2007 Plan, the period of time, if any, after retirement, death, disability or other termination of employment during which options may be exercised.

The Company adopted SFAS No. 123(R) effective January 1, 2006. In connection with the adoption of SFAS No. 123(R), the Company reassessed the valuation methodology for stock options and the related input assumptions. The assessment of the valuation methodology resulted in the continued use of the Black-Scholes model. Prior to October 9, 2007, the date the Company’s Registration Statement on Form S-1, as amended, was declared effective, the Company was a private company and did not have relevant historical data to support its expected term and volatility. As such, the Company analyzed the expected term and volatility of several peer companies to support the assumptions used in its fair value calculations. The Company averaged the volatilities and expected terms of the peer companies with sufficient trading history, similar vesting terms and similar in-the-money option status to generate the assumptions detailed below.

The following table summarizes the weighted-average assumptions the Company used in its grant date fair value calculations under SFAS No. 123(R):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Seven Months Ended December 31, 2005	Year Ended May 31, 2005
Risk-free interest rate	4.48%	4.68%	3.94%	4.25%
Expected dividend yield	None	None	None	None
Expected option term	5.4 years	5.3 years	10 years	10 years
Volatility	64.2%	67.2%	33.8%	35.0%

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

SFAS No. 123(R) requires the application of an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. The Company estimates forfeitures based upon comparable companies’ data and adjusts its estimate of forfeitures if actual forfeitures differ, or are expected to differ from the Company’s estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods.

The weighted average grant date fair value of options granted during the years ended December 31, 2007 and 2006, the seven months ended December 31, 2005 and the fiscal year ended May 31, 2005 was $2.51, $1.20, $20.08 and $20.00, respectively, based on the assumptions in the Black-Scholes valuation model discussed above.

As of December 31, 2007, there was $3,899 of unrecognized stock-based compensation costs. These costs are expected to be recognized over a weighted average period of 2.7 years.

For the years ended December 31, 2007 and 2006, the seven months ended December 31, 2005, the fiscal year ended May 31, 2005 and the period from May 20, 1997 (date of inception) to December 31, 2007, the total stock-based compensation expense in connection with stock options issued and outstanding amounted to:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Seven Months Ended December 31, 2005	Year Ended May 31, 2005	For the Period from May 20, 1997 (date of inception) through December 31, 2007
Stock-based compensation	$2,237	$348	$199	$347	$3,678

A summary of the status of the Company’s stock option plans at December 31, 2007 and changes during the year then ended is presented in the table below:

	Shares of Common Stock Attributable to Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	57,500	40.75
Granted	2,537,683	4.39
Exercised	—	—
Cancelled	(57,028)	38.44

Outstanding at December 31, 2007	2,538,155	$4.44	9.39	$11,915

Vested or expected to vest at December 31, 2007	2,452,552	$4.44	9.39	$11,520

Exercisable at December 31, 2007	826,101	$4.32	9.35	$4,021

The intrinsic value of options exercised during the fiscal year ended May 31, 2005 was $0. No options were exercised in the years ended December 31, 2007 and 2006 and the seven months ended December 31, 2005.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

14.	Employee Benefits

The Company established a 401(k) savings plan in 2007, in which substantially all of its permanent employees are eligible to participate. The Company makes matching contributions according to the 401(k) savings plan’s matching formula. The matching contributions vest immediately. Participant contributions vest immediately. The Company has made $59 in contributions from inception to December 31, 2007.

15.	Income taxes

The components of loss before income tax benefit are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Seven Months Ended December 31, 2005	Year Ended May 31, 2005
Loss before income tax benefit (expense):
United States	$(47,905)	$(14,686)	$(12,537)	$—
Canada	(15,813)	(15,024)	(4,544)	(6,024)

Total loss before income tax benefit (expense)	(63,718)	(29,710)	(17,081)	(6,024)
Income tax benefit (expense):
United States	—	—	—	—
Canada	371	(431)	1,491	759

Total income tax benefit (expense)	371	(431)	1,491	759

Net loss	$(63,347)	$(30,141)	$(15,590)	$(5,265)

Since the Company has incurred net losses since inception, no provision for income taxes has been recorded except for the Canadian Part VI. I income tax and recovery of Canadian federal and provincial investment tax credits. Tax credits are treated as a reduction of income tax expense in the year in which they become recoverable (see Note 16). At December 31, 2007, the Company has United States federal net operating loss carryforwards, subject to the loss limitation rules of Internal Revenue Code Section 382 associated with a change in ownership or control, of approximately $57,183 available to reduce future taxable income, which expire at various dates beginning in 2026 through 2028. The Company also has federal research and development tax credit carryforwards of approximately $952 available to reduce future tax liabilities and which expire at various dates beginning in 2026 through 2028. At December 31, 2007, the Company has state net operating loss carryforwards of approximately $57,224 available to reduce state future taxable income, which expire at various dates beginning 2012 through 2014. The Company also has state research and development tax credit carryforwards of approximately $389 available to reduce future tax liabilities, which expire at various dates beginning in 2016 through 2018. Under the provisions of the Internal Revenue Code Section 382, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and research and development credit carryforwards that could be utilized annually to offset future taxable income and taxes payable.

At December 31, 2007, the Company has Canadian federal and provincial net operating loss carryforwards of approximately $31,736 and $24,981, respectively, which expire at various dates beginning in 2007 through 2018. The Company has Canadian research and development expenditures of approximately $16,975 which have not been deducted for Canadian federal income tax purposes and approximately $28,597 for Canadian provincial tax purposes. These expenditures are available to reduce future taxable income and have an unlimited carryforward period.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

Should the Company undergo an ownership change, utilization of its carryforwards may be limited. Due to the reorganization that took place on December 23, 2005, the Company’s subsidiary, Targanta Québec, has undergone an acquisition of control for Canadian tax purposes that restricts its ability to utilize unclaimed loss carryforwards, scientific research and development expenditures and investment tax credit carryforwards. In addition, the acquisition of control resulted in an advancement by one year in the date of expiry of all tax loss carryforwards and investment tax credits.

No portion of the Company’s net operating loss carryforwards are associated with deductible stock option exercises.

Components of the deferred tax asset and deferred tax liability are approximately as follows:

	December 31,
	2007	2006
Short-term deferred tax liabilities:
Part VI.I income tax	$—	$(2,213)

Total short-term deferred tax liabilities	—	(2,213)

Long-term deferred tax liabilities:
Investment tax credits	—	(503)
Financing and share issue costs and others	—	(25)

Total long-term deferred tax liabilities	—	(528)

Long-term deferred tax assets:
Net operating loss carryforwards	30,760	7,994
Research and development tax credits	2,998	2,220
Financing and share issue costs	237	127
Stock-based compensation	529	—
Foreign exchange gains (losses)	253	—
Accruals and other	43	—
Property, equipment and intangible assets	6,023	4,909
Capitalized research and development costs	5,991	4,759

Total long-term deferred tax assets	46,834	20,009

Valuation allowance	(46,834)	(19,481)

Net deferred tax liabilities	$—	$(2,213)

The short-term deferred tax liability at December 31, 2006 relates to the Canadian Part VI.I income tax. The amount was reclassified to income tax payable on the consolidated balance sheet at December 31, 2007.

As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards, research and experimentation credit carryforwards, capitalized start-up expenditures and research and development expenditures amortizable over sixty months on a straight-line basis. Management has determined at this time that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets and, as a result, a valuation allowance of approximately $46,834 and $19,481 has been established at December 31, 2007 and 2006, respectively. The net change in the total valuation allowance for the years ended December 31, 2007 and 2006 was an increase of $27,353 and $6,460, respectively.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Seven Months Ended December 31, 2005	Year Ended May 31, 2005
Income tax computed at federal statutory rate	(34.00)%	(34.00)%	(34.00)%	(31.02)%
State income taxes, net of federal benefit	(4.82)%	(5.94)%	(5.94)%	—%
Change in valuation allowance	40.32%	18.83%	43.09%	35.19%
Permanent differences	0.85%	15.65%	1.85%	2.80%
Foreign tax rates differential	3.53%	3.98%	(4.82)%	(5.25)%
Research and development tax credits	(2.06)%	(1.29)%	(5.94)%	(22.64)%
Purchased intangibles	(1.87)%	—%	—%	—%
Loss carryforwards expired	0.48%	1.48%	(0.18)%	(1.72)%
Other	0.23%	—%	—%	—%
Part VI. I income tax	(3.24)%	2.74%	(2.79)%	10.04%

Effective tax rate	(0.58)%	1.45%	(8.73)%	(12.60)%

The Company adopted FIN 48 on January 1, 2007. FIN 48 had no effect on the Company’s consolidated financial position and results of operations. Additionally, as a result of the adoption of FIN 48, the Company did not record an adjustment to the January 1, 2007 balance of retained earnings and did not record any reserve for unrecognized tax benefits in 2007. The Company has not, as yet, conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

16.	Investment Tax Credits and Government Assistance

The Company incurred research and development expenditures that are eligible for Canadian federal and provincial refundable investment tax credits. The investment tax credits are recorded as income tax recovery, amounting to $469, $384, $1,015, $1,364 and $8,061 for the years ended December 31, 2007 and 2006, the seven months ended December 31, 2005, the fiscal year ended May 31, 2005 and for the period from May 20, 1997 (date of inception) to December 31, 2007, respectively.

In addition, the Company received Canadian government assistance in the amount of $0, $48, $59, $123 and $718 for the years ended December 31, 2007 and 2006, the seven months ended December 31, 2005, the fiscal year ended May 31, 2005 and for the period from May 20, 1997 (date of inception) to December 31, 2007, respectively. These amounts have been recorded as a reduction of research and development expense.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

17.	Related-party Transactions

The Company entered into consulting agreements with its founders. The agreements, as amended, required the Company to pay CAN$60 per year for scientific services. These agreements ended in June 2007. The Company recorded research and development expense in the amount of $55, $0, $23, $80 and $586, for the years ended December 31, 2007 and 2006, the seven months ended December 31, 2005, the fiscal year ended May 31, 2005 and for the period from May 20, 1997 (date of inception) to December 31, 2007, respectively, in connection with the agreements.

18.	Seven-month Period Ended December 31, 2004 (unaudited)

The Company changed its fiscal year end from May 31 to December 31 in 2005. Selected unaudited financial information for the seven-month period ended December 31, 2004 is as follows:

Seven Months Ended December 31, 2004
Operating expenses
Research and development	$2,682
General and administrative	737

Total operating expenses	3,419

Other income (expense)
Interest income	50
Interest expense	(72)

Other income (expense), net	(22)

Loss before income tax benefit	(3,441)
Income tax benefit	464

Net loss	$(2,977)

Net loss per share—basic and diluted	$(131.91)

Weighted average number of common shares used in net loss per share—basic and diluted	25,261

19.	Summary of Quarterly Financial Data (unaudited)

The following table contains quarterly financial information for 2007 and 2006. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2007
Research and development expense(1)	$5,439	$9,405	$10,974	$8,830
Acquired in-process research and development expense	$9,500	$—	$7,652	$—
General and administrative expense(1)	$1,935	$2,847	$2,452	$2,601
Net loss	$(18,719)	$(12,129)	$(21,834)	$(10,665)
Net loss per share—basic and diluted	$(749.29)	$(479.78)	$(863.62)	$(0.55)

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Consolidated Financial Statements—(continued)

(in thousands, except share and per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2006
Research and development expense(2)	$2,179	$2,634	$2,402	$4,241
Acquired in-process research and development expense	$—	$—	$—	$—
General and administrative expense(2)	$561	$700	$919	$1,172
Net loss	$(6,993)	$(7,580)	$(6,900)	$(8,668)
Net loss per share—basic and diluted	$(295.18)	$(318.88)	$(291.52)	$(360.97)

(1)	Expenses related to stock-based compensation totaled $19, $1,331, $399, and $488 for the first, second, third, and fourth quarters of 2007, respectively.
(2)	Expenses related to stock-based compensation totaled $83, $86, $85, and $94 for the first, second, third, and fourth quarters of 2006, respectively

20.	Subsequent Event

On February 6, 2008, as contemplated in Section 3(a) of the 2007 Plan, the Company’s board of directors increased the aggregate number of shares available for grant under the 2007 Plan by 733,921 shares, which equals 3.5% of the total shares of the Company outstanding as of December 31, 2007. As a result of this increase and the return of shares to the 2007 Plan due to forfeitures of previously granted options under a predecessor option plan, the aggregate number of shares available for grant under the 2007 Plan (including currently outstanding grants) is now 1,992,411.