Form 10-Q
period 2008-03-31
Targanta Therapeutics Corp.
filed 2008-05-13
CIK 1398161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended March 31, 2008

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

As of May 9, 2008, there were 20,970,194 shares of the Registrant’s common stock outstanding.

TARGANTA THERAPEUTICS CORPORATION

QUARTERLY REPORT

ON FORM 10-Q

INDEX

		Page
PART 1 FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	4
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007 and the cumulative period from May 20, 1997 (date of inception) through March 31, 2008	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 and the cumulative period from May 20, 1997 (date of inception) through March 31, 2008	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Submission of Matters to a Vote of Security Holders	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

SIGNATURES		44

PART I. FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Targanta Therapeutics Corporation to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations, any statements concerning product research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates, any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

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

Targanta Therapeutics Corporation

(A development-stage company)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$34,141	$32,955
Short-term investments	39,121	56,798
Restricted cash	487	506
Investment tax credits recoverable	436	757
Prepaid expenses and other current assets	1,780	1,630

Total current assets	75,965	92,646
Property and equipment, net	1,267	1,350
Deferred financing costs	95	103
Deposits	65	50

Total assets	$77,392	$94,149

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,651	$718
Accrued expenses	8,419	5,873
Income tax payable	665	2,731
Current portion of deferred rent	29	24
Current portion of long-term debt	6,591	5,480

Total current liabilities	17,355	14,826
Deferred rent	89	100
Other long-term liabilities	122	63
Long-term debt	12,083	14,287
Commitments (Note 4)
Stockholders’ equity:
Preferred Stock, par value $0.0001; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.0001; 35,000,000 shares authorized, 20,969,257 shares issued and outstanding at March 31, 2008 and December 31, 2007	2	2
Additional paid-in capital	190,609	190,137
Accumulated other comprehensive income	1,688	1,665
Deficit accumulated during the development stage	(144,556)	(126,931)

Total stockholders’ equity	47,743	64,873

Total liabilities and stockholders’ equity	$77,392	$94,149

The accompanying notes are an integral part of these consolidated financial statements.

Targanta Therapeutics Corporation

(A development-stage company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		For the Period from May 20, 1997 (date of inception) through March 31, 2008
	2008	2007
Operating expenses
Research and development (1)	$14,279	$5,439	$79,674
Acquired in-process research and development	—	9,500	29,000
General and administrative (1)	3,618	1,935	24,582

Total operating expenses	17,897	16,874	133,256

Other income (expense)
Interest income	868	458	4,325
Interest expense	(643)	(2,210)	(19,758)
Foreign exchange loss	(19)	(64)	(1,953)
Gain on disposal of property and equipment	—	—	47

Other income (expense), net	206	(1,816)	(17,339)

Loss before income tax benefit (expense)	(17,691)	(18,690)	(150,595)
Income tax benefit (expense)	66	(29)	6,039

Net loss	$(17,625)	$(18,719)	$(144,556)

Net loss per share—basic and diluted	$(0.84)	$(749.29)

Weighted average number of common shares used in net loss per share—basic and diluted	20,969,257	25,282
(1) Amounts include stock-based compensation expense, as follows:

Research and development	$257	$8	$2,149
General and administrative	215	11	2,001

The accompanying notes are an integral part of these consolidated financial statements.

Targanta Therapeutics Corporation

(A development-stage company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,		For the Period from May 20, 1997 (date of inception) through March 31, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(17,625)	$(18,719)	$(144,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160	96	3,065
Stock-based compensation expense	472	19	4,150
Gain on disposal of property and equipment	—	—	(47)
Amortization of deferred financing costs	8	338	687
Deferred rent	(4)	1	76
Acquired in-process research and development	—	7,500	26,000
Non-cash interest expense	77	1,691	17,404
Unrealized foreign exchange loss	17	263	1,675
Changes in operating assets and liabilities:
Investment tax credits recoverable	308	(73)	153
Prepaid expenses and other current assets	(154)	(1,061)	(1,683)
Deposits	(16)	—	(63)
Accounts payable	933	(458)	1,927
Accrued expenses	2,555	319	5,883
Income tax payable	(2,058)	2,336	279
Reimbursement from landlord	—	—	30
Deferred income tax	—	(2,212)	(222)

Net cash used in operating activities	(15,327)	(9,960)	(85,242)

Cash flows from investing activities:
Purchases of property and equipment	(77)	(110)	(2,887)
Proceeds from sale of property and equipment	—	—	105
Increase in restricted cash	—	—	(282)
Proceeds from sales and maturities of short-term investments	24,909	—	44,198
Purchases of short-term investments	(7,208)	—	(82,486)

Net cash provided by (used in) investing activities	17,624	(110)	(41,352)

Cash flows from financing activities:
Proceeds from bank loan	—	—	327
Payments on bank loan	—	—	(337)
Proceeds from issuance of note payable	—	—	6,470
Payments on note payable	—	—	(10,044)
Principal payments under capital leases	—	—	(1,273)
Proceeds from issuance of convertible notes	—	—	11,763
Payments on convertible notes	—	(2,177)	(2,177)
Proceeds from issuance of convertible debentures	—	—	14,028
Proceeds from issuance of long-term debt	—	—	20,000
Payments on long-term debt	(1,111)	—	(1,111)
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	57,825	69,154
Proceeds from issuance of common stock, net of issuance costs	—	—	53,683
Deferred financing costs	—	(83)	(812)

Net cash (used in) provided by financing activities	(1,111)	55,565	159,671

Net increase in cash and cash equivalents	1,186	45,495	33,077
Effect of foreign currency on cash and cash equivalents	—	—	1,064

Cash and cash equivalents, beginning of period	32,955	12,104	—

Cash and cash equivalents, end of period	$34,141	$57,599	$34,141

Targanta Therapeutics Corporation

(A development-stage company)

Condensed Consolidated Statements of Cash Flows— (continued)

(in thousands)

(Unaudited)

	Three Months Ended March 31,		For the Period from May 20, 1997 (date of inception) through March 31, 2008
	2008	2007
Supplemental disclosure of cash flow information
Cash paid for interest	$557	$180	$1,606
Cash paid for income taxes	2,027	—	2,027

Supplemental disclosure of non-cash financing activities
Discount to note payable for warrant valuation	$—	$—	$406
Issuance of InterMune convertible note	$—	$7,500	$24,000
Reduction of InterMune convertible note	$—	$(3,000)	$(3,000)
Discount to convertible notes for warrant valuation and beneficial conversion features	$—	$—	$11,715
Discount to convertible debentures for beneficial conversion features	$—	$—	$8,724
Conversion of convertible debt into preferred stock	$—	$(38,990)	$(46,642)
Reversal of beneficial conversion features in connection with conversion of convertible debentures	$—	$(7,026)	$(7,026)
Discount to long-term debt for warrant valuation	$—	$—	$253
Accretion of redeemable convertible preferred stock to redemption value	$—	$225	$5,327
Conversion of preferred stock into common stock	$—	$—	$121,534

The accompanying notes are an integral part of these consolidated financial statements.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008.

The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 27, 2008.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less at acquisition date to be cash equivalents. At March 31, 2008, the Company had invested its excess cash in money market accounts, overnight investment accounts, certificates of deposit, commercial paper, United States treasury bills and debt obligations of government agencies. At December 31, 2007, the Company had invested its excess cash in money market accounts, overnight investment accounts, certificates of deposit and commercial paper. The Company did not hold any investments in mortgage-backed or auction rate securities at March 31, 2008.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Short-term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with SFAS No. 115, the Company has classified all of its investments as available-for-sale at March 31, 2008 and December 31, 2007. The Company’s investments are reported at fair value, with any unrealized gains or losses reported as a separate component of stockholders’ equity as accumulated other comprehensive income.

Short-term investments included the following at March 31, 2008 and December 31, 2007:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2008—
Commercial paper	$18,852	$96	$—	$18,948
Corporate obligations	2,851	1	—	2,852
Asset backed securities	15,269	70	—	15,339
Debt obligations of government agencies	1,982	—	—	1,982

	$38,954	$167	$—	$39,121

December 31, 2007—
Commercial paper	$34,080	$121	$—	$34,201
Corporate obligations	4,861	—	(6)	4,855
Asset backed securities	17,725	18	(1)	17,742

	$56,666	$139	$(7)	$56,798

All short-term investments have contractual maturities of less than one year.

The aggregate fair value of investments with unrealized losses was $0 and approximately $6,824 at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, no investments were in an unrealized loss position. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated results of operations.

Restricted Cash

The Company maintains restricted cash in the form of a guaranteed investment certificate of approximately $487 (CAN$500) collateralizing an available credit facility of approximately $487 (CAN$500), comprised of a credit line of approximately $273 (CAN$280) and letters of guarantee maturing in March 2009 amounting to approximately $214 (CAN$220).

Concentration of Credit Risk

The Company maintains its cash, cash equivalents, short-term investments and restricted cash with high quality financial institutions, and accordingly, is subject to minimal credit risk. The Company performs periodic evaluations of the relative credit quality of investments and the Company’s policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company’s investment strategy is the preservation of the principal invested. Investment tax credits recoverable were due from the Canadian federal and Québec provincial governments. The Company does not maintain foreign exchange contracts or other off-balance sheet financial instruments.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Fair Value of Financial Instruments

Cash, cash equivalents, short-term investments, restricted cash, investment tax credits recoverable, accounts payable, accrued expenses and the current portion of long-term debt are carried at amounts that approximate fair value at March 31, 2008 and December 31, 2007 due to their short-term maturities.

Long-term debt approximates fair value at March 31, 2008, as it bears interest at a rate approximating a market interest rate.

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for its financial assets and other items that are recognized or disclosed at fair value on a recurring basis. This statement, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008 and interim periods within those years. The partial adoption of SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis, in accordance with FSP 157-2, did not have a material effect on the Company’s consolidated financial statements.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumption, SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets;

•	Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s investment portfolio includes many fixed income securities that do not always trade on a daily basis. As a result, the pricing services used by the Company applied other available information as applicable through processes such as benchmark yields, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. In addition, model processes were used to assess interest rate impact and develop prepayment scenarios. These models take into consideration relevant credit information, perceived market movements, sector news and economic events. The inputs into these models may include benchmark yields, reported trades, broker-dealer quotes, issuer spreads and other relevant data.

In accordance with the disclosure provisions of SFAS No. 157, the Company has classified assets measured at fair value on a recurring basis as follows:

	March 31, 2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$39,121	$1,982	$37,139	$—

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Research and Development Costs

The Company charges research and development costs to operations as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs and EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Research and development costs are comprised of costs incurred in performing research and development activities, including salaries, benefits, facilities, research-related overhead, contracted services, license fees, and other external costs. Acquired in-process research and development having no alternative future use is written off at the time of acquisition. In addition, as pre-established research and development milestones under the Company’s various agreements are achieved, they are charged to acquired in-process research and development expense. Acquired in-process research and development expense for the three months ended March 31, 2007 includes a $2,000 cash payment and the fair value of the securities issued to InterMune, Inc. (“InterMune”) in connection with the Company’s achievement of certain milestones.

Net Loss per Share

The Company calculates net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company’s potentially dilutive shares, which include convertible preferred stock, outstanding stock options exercisable for shares of common stock and warrants exercisable for common and preferred stock, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	Three Months Ended March 31,
	2008	2007
As reported:
Net loss	$(17,625)	$(18,719)
Accretion of Series B Redeemable Convertible Preferred Stock dividends	—	(225)

Net loss applicable to common stockholders	(17,625)	(18,944)

Weighted-average number of shares of common stock used in net loss per share – basic and diluted	20,969,257	25,282

Net loss per share applicable to common stockholders – basic and diluted	$(0.84)	$(749.29)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding during the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Convertible preferred stock	—	9,935,665
Warrants outstanding	850,287	529,867
Options outstanding	3,531,082	57,500

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Comprehensive Income (Loss)

The Company has applied the provisions of SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net loss, the other element of comprehensive income (loss) impacting the Company is unrealized gains on marketable securities.

	Three Months Ended March 31,
	2008	2007
As reported:
Net loss applicable to common stockholders	$(17,625)	$(18,944)
Other comprehensive income (loss):
Unrealized gain on marketable securities	23	—

Comprehensive loss	$(17,602)	$(18,944)

Canadian Part VI.I Tax

The Company has accrued the potential Canadian Part VI.I tax related to the cumulative dividend on its Series B Redeemable Convertible Preferred Stock. The Company applied the provisions of EITF Issue No. 95-9, Accounting for Tax Effects of Dividends in France in Accordance with FASB Statement No. 109, in accounting for the Canadian Part VI.I tax, which states that unless specific criteria are met, taxes on distributions should be treated as an income tax expense. The Part VI.I tax liability of approximately $2,731 was presented as a current tax liability in the December 31, 2007 consolidated balance sheet. In February 2008, the Company paid approximately $2,026 of the Part VI.I tax liability to the Canadian tax authority. The Canadian government voted to approve, but has not given final approval to, a reduction in the Part VI.I tax rate. The February 2008 payment was made at the reduced tax rate. The remaining Part VI.I tax liability of approximately $656 is presented as a current tax liability in the March 31, 2008 consolidated balance sheet and will be reversed if and when the Canadian government finally approves the Part VI.I tax rate reduction.

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

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The Company’s long-lived assets included the following:

	March 31, 2008	December 31, 2007
Domestic	$775	$850
Canada	492	500

	$1,267	$1,350

Recent Accounting Pronouncements

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

Reclassifications

Certain reclassifications were made to prior year balances to conform to the current presentation.

3. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
Payroll and benefits	$1,156	$1,382
Professional fees	469	545
Clinical expenses	3,962	3,202
Manufacturing and process development expenses	2,062	301
Other	770	443

	$8,419	$5,873

4. Commitments

The Company leases its laboratory and office space under operating lease agreements with various terms and renewal options with lease expirations ranging from 2009 through 2012. In addition to minimum lease commitments, these lease agreements require the Company to pay its pro rata share of property taxes and building operating expenses.

In March 2008, the Company amended its lease for one of its Montreal, Québec locations to extend the term through March 2009. Also in March 2008, the Company executed a second amendment to its Cambridge, Massachusetts lease, effective no earlier than May 1, 2008, which amendment provides for an expansion of the rentable space by an additional one-thousand seven-hundred thirty-nine square feet. The amended Cambridge lease has escalating rent payments over the lease term and expires in October 2009.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

5. Stock-Based Compensation

Stock Option Plans

At March 31, 2008, the Company’s 2005 Stock Option Plan (“2005 Plan”) provided for the grant of options for the purchase of 2,360,318 shares of common stock plus any shares of common stock covered by outstanding options under the Re-Amended and Restated Stock Option Plan of Targanta Québec (“Targanta Québec Plan”) that are forfeited and returned for reissuance under the Targanta Québec Plan, such number not to exceed 3,597 shares of common stock. As a result, at March 31, 2008, the maximum aggregate number of shares of common stock available for issuance under the 2005 Plan was 2,363,915. The Company is no longer permitted to make grants under the 2005 Plan or the Targanta Québec Plan. At March 31, 2008, there were 433 shares of common stock remaining under the 2005 Plan, none of which were available for future grant.

At March 31, 2008, the Company’s 2007 Stock Option and Incentive Plan (“2007 Plan”) provided for the grant of options for the purchase of 2,006,084 shares of common stock. The 2007 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and cash-based awards. The number of shares available for future grant under the 2007 Plan will automatically increase each year by an amount equal to 3.5% of all shares of the Company’s capital stock outstanding on December 31st of each preceding year unless the Company’s board of directors takes action in any given year to set this increase at a lesser amount. Accordingly, on February 6, 2008, the Company’s board of directors increased the aggregate number of shares available for grant under the 2007 Plan by 733,921. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, awards that are returned to the Company’s 2005 Plan as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2007 Plan.

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

The following table summarizes the weighted-average assumptions the Company used in its grant date fair value calculations under SFAS No. 123(R):

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.90%	4.57%
Expected dividend yield	None	None
Expected option term	4.98 years	5.4 years
Volatility	51.4%	64.1%

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

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $4.01 based on the assumptions in the Black-Scholes valuation model discussed above. There were no option grants in the three months ended March 31, 2007.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

As of March 31, 2008, there was $7,332 of unrecognized stock-based compensation expense. These costs are expected to be recognized over a weighted average period of 3.11 years.

For the three months ended March 31, 2008 and 2007 and the period from May 20, 1997 (date of inception) to March 31, 2008, the total stock-based compensation expense in connection with stock options issued and outstanding amounted to:

	Three Months Ended March 31,		For the Period from May 20, 1997 (date of inception) through March 31, 2008
	2008	2007
Stock-based compensation	$472	$19	$4,150

A summary of the status of the Company’s stock option plans at March 31, 2008 and changes during the three months then ended is presented in the table below:

	Shares of Common Stock Attributable to Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,538,155	4.44
Granted	1,026,550	8.45
Exercised	—	—
Cancelled	(33,623)	7.53

Outstanding at March 31, 2008	3,531,082	$5.57	9.33	$8,795

Vested or expected to vest at March 31, 2008	3,403,005	$5.56	9.33	$8,530

Exercisable at March 31, 2008	969,539	$4.31	9.05	$3,505

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part II, Item 1A, “Risk Factors”. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with Securities and Exchange Commission on March 27, 2008. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative antibiotics for serious infections treated or acquired in hospitals and other institutional settings. Our lead product candidate is oritavancin, a novel intravenous antibiotic, for the treatment of serious gram-positive bacterial infections including complicated skin and skin structure infections (“cSSSI”) and bacteremia. In February 2008, we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) seeking to commercialize oritavancin for the treatment of cSSSI, including infections caused by methicillin-resistant Staphylococcus aureus (“MRSA”). We are hopeful oritavancin will receive U.S. regulatory approval by the end of 2008. We also expect to file for European approval of oritavancin for the treatment of complicated skin and soft tissue infections (“cSSTI”) prior to the middle of July 2008. We plan on commercializing oritavancin through our own direct sales force in the U.S. and in select other countries, and to out-license oritavancin to third parties in other countries as we deem appropriate. In addition, we have discovered another antibiotic that is currently in pre-clinical development for osteomyelitis, and we continually evaluate opportunities for potential in-licensing of other antibiotics for the treatment of hospital-based infections.

We acquired worldwide rights to oritavancin from InterMune, Inc. (“InterMune”) in December 2005, and believe that since then we have greatly improved the commercial and economic prospects for the drug by resolving several important issues with the FDA and by substantially lowering the royalty rate that may be payable to Eli Lilly and Company (“Lilly”), the original discoverer of oritavancin. Our strategy is to capitalize on the unique attributes of oritavancin to develop it into a leading therapy worldwide for the treatment of serious gram-positive infections, initially for cSSSI and subsequently for other indications.

We were incorporated as a Delaware corporation on December 6, 2005 and initiated operations through our Québec subsidiary in May 1997 in Montreal, Québec. To date, we have dedicated substantially all of our activities to the research and development of our drug candidates. Accordingly, we are considered to be in the development stage at March 31, 2008, as defined in SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. Our fiscal year ends on December 31 and we operate as one reportable segment. Prior to our acquisition of oritavancin in December 2005, we were focused on early-stage research in the area of antibiotics and the application of our proprietary phage technology.

On October 9, 2007, the Securities and Exchange Commission (“SEC”) declared our Registration Statement on Form S-1, as amended, for our initial public offering of 5.75 million shares of our common stock (Registration No. 333-142842) effective. We sold the shares of common stock in this initial public offering at a price of $10.00 per share. We received net proceeds of approximately $51.1 million after deducting underwriting discounts and commissions and offering expenses of approximately $2.3 million.

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception in 1997. We incurred net losses of $63.3 million for the year ended December 31, 2007 and $17.6 million for the three months ended March 31, 2008. As of March 31, 2008, we had a deficit accumulated during the development stage of $144.6 million and we expect to incur losses for the foreseeable future.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates – which also would have been reasonable – could have been used, which would have resulted in different financial results. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the SEC on March 27, 2008. There have been no changes to these critical accounting policies in the three months ended March 31, 2008.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenue. We recorded no revenue during the three months ended March 31, 2008 or 2007.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Percentage Increase (Decrease)
	2008	2007
	(in thousands)
Operating Expenses
Research and development (1)	$14,279	$5,439	163%
Acquired in-process research and development	$—	$9,500	(100)%
General and administrative (1)	$3,618	$1,935	87%
(1) Amounts include stock-based compensation expense, as follows:
Research and development	$257	$8
General and administrative	$215	$11

Research and development expense

Research and development expense for the three months ended March 31, 2008 was $14.3 million, compared to $5.4 million for the three months ended March 31, 2007. The $8.8 million increase during the three months ended March 31, 2008 was primarily the result of a $5.5 million increase in contract research expense, which included an increase of $3.7 million in clinical trials expense resulting from clinical trials conducted and in-vitro clinical database work performed for the oritavancin program, as well as an increase of $1.8 million in third-party product manufacturing, validation and process development expense incurred in preparation for the commercial launch of oritavancin. Additional factors that contributed to the increase in research and development expense were a $1.2 million increase in regulatory filing fees, due to filing of our NDA with the FDA and a $1.0 million increase in salaries and benefits expenses, mainly due an increased number of employees working on the oritavancin program. Our research and development expense also increased as a result of a $0.2 million increase in stock-based compensation expense and a $0.6 million increase in professional services, primarily due to increased consulting and recruiting fees.

Acquired in-process research and development expense

We did not record any acquired in-process research and development expense for the three months ended March 31, 2008, compared to $9.5 million for the three months ended March 31, 2007. The $9.5 million acquired in-process research and development expense we incurred during the three months ended March 31, 2007 was due to a $2.0 million cash milestone payment to InterMune and a total of $7.5 million of expense related to our achievement of the first milestone under the convertible note we had initially issued to InterMune in December 2005 in connection with our acquisition of oritavancin. This $7.5 million expense reflects the fair value of the shares of our preferred stock and warrants to purchase shares of our preferred stock that we issued to InterMune upon our achievement of this milestone.

General and administrative expense

General and administrative expense for the three months ended March 31, 2008 was $3.6 million, compared to $1.9 million for the three months ended March 31, 2007. The $1.7 million increase during the three months ended March 31, 2008 was primarily the result of a $0.5 million increase in salaries and benefits expenses resulting from the hiring of additional administrative staff; and a $0.7 million increase in professional and consulting fees, comprised of a $0.3 million increase in consulting fees primarily related to oritavancin pre-launch expenses, investor relations/public relations and administrative support expenses and a $0.4 million increase in insurance, legal fees and patent expenses. An additional factor contributing to the increase in general and administrative expense during the three months ended March 31, 2008 was a $0.2 million increase in stock-based compensation expense.

Interest income

Interest income for the three months ended March 31, 2008 was $0.9 million, compared to $0.5 million for the three months ended March 31, 2007. This $0.4 million, or 80%, increase for the three months ended March 31, 2008 was due to higher average cash, cash equivalents and short-term investments balances due to the receipt of approximately $57.8 million of net proceeds from the January and February 2007 closings of our Series C financing transaction, the $20.0 million proceeds we received upon our issuance of the term notes to Merrill Lynch Capital and the two other lenders in late September 2007 (the “MLC Term Note”) and $51.1 million of net proceeds from our October 2007 initial public offering.

Interest expense

Interest expense for the three months ended March 31, 2008 was $0.6 million, compared to $2.2 million for the period ended March 31, 2007. The decrease of $1.6 million, or 73%, for the three months ended March 31, 2008 was primarily due to a $1.9 million decrease in interest expense and $0.3 million decrease in amortization of deferred financing costs resulting from the January 2007 conversion of the outstanding convertible notes and convertible debentures into shares of our preferred stock and the repayment of the loan to our former lender Investissement Québec by our Québec subsidiary; partially offset by a $0.6 million increase in interest expense related to the MLC Term Note.

Foreign Exchange loss

Foreign exchange loss for the three months ended March 31, 2008 was $19,000, compared to $64,000 in the three months ended March 31, 2007. This decrease of $45,000, or 70%, resulted from the strengthening of the Canadian dollar as the foreign exchange loss is primarily a result of the translation adjustments resulting from the financial statements of our Canadian subsidiaries.

Income tax benefit (expense)

Income tax benefit for the three months ended March 31, 2008 was $66,000, compared to an income tax expense of $29,000 for the three months ended March 31, 2007. The $95,000, or 328%, increase in income tax benefit for the three months ended March 31, 2008 primarily resulted from no longer recording any Canadian Part VI.I income tax expense on the accumulated dividends related to our Series B Redeemable Convertible Preferred Stock as a result of the January 2007 payment of the accrued dividend (and the associated termination of the cumulative dividend) on those shares.

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

Prior to our October 9, 2007 initial public offering, we financed our operations primarily through the sale of preferred stock and common stock, debt financings, interest earned on investments and investment tax credits. Prior to our initial public offering, we had received aggregate gross proceeds of $125.8 million from financings, of which $70.4 million was from the issuance of preferred stock, $2.7 million was from the issuance of common stock and $52.7 million was from debt financings. Our cash, cash equivalents, short-term investments and restricted cash include amounts held in money market accounts, overnight investment accounts, guaranteed investment certificates, certificates of deposit, commercial paper, asset backed securities, United States treasury bills, debt obligations of government agencies and corporate obligations, stated at cost plus accrued interest, which approximates fair market value. We invest cash in excess of immediate requirements in accordance with our investment policy, primarily to achieve liquidity and capital preservation. At March 31, 2008, we did not own any mortgage backed securities or auction rate securities.

As of March 31, 2008, we had cash, cash equivalents and short-term investments of approximately $73.3 million. We intend to use our cash to fund internal and external costs related to regulatory filings in Europe; to fund clinical trials for oritavancin in cSSSI using a single administration, including our ongoing Phase 2 clinical trial entitled “Single or Infrequent Doses for the Treatment of Complicated Skin and Skin Structure Infections” or SIMPLIFI; and to continue the clinical development of oritavancin for other indications such as bacteremia; in anticipation of regulatory approval, to fund commercial launch related expenses for oritavancin including manufacturing, marketing, and sales; to make regularly scheduled payments on our existing debt facilities, namely the MLC Term Note; and to apply the remaining funds for general corporate purposes and the potential acquisition of, or investment in, technologies, products, or companies that complement our business.

The amounts and timing of our actual expenditures will depend upon numerous factors, including whether we obtain FDA approval for oritavancin and, if so, the timing of such approval; the success of the commercial launch of oritavancin if approved by the FDA; our cash flows from operations; any potential acquisitions of or investments in technologies, products or companies; and the anticipated growth of our business.

We expect our existing resources to be sufficient to fund our planned operations into the third quarter of 2009.

Cash Flows

The following table summarizes our net increase in cash and cash equivalents for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$(15,327)	$(9,960)
Investing activities	17,624	(110)
Financing activities	(1,111)	55,565

Net increase in cash and cash equivalents	$1,186	$45,495

Net cash used in operating activities. Net cash used in operating activities was $15.3 million and $10.0 million for the three months ended March 31, 2008 and 2007, respectively, and primarily reflects our net loss for those periods. The increase in net cash used in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was due primarily to a $7.5 million decrease in non-cash acquired in-process research and development expense; a $1.6 million decrease in non-cash interest expense; a $0.3 million decrease in amortization of deferred financing costs expense; a $0.2 million decrease in unrealized foreign exchange loss; partially offset by a $1.1 million decrease in net loss, which was a result of higher interest income and lower interest expense as described above; a $2.7 million increase in net changes in working capital items relating to operations; and an increase in non-cash stock-based compensation expense of $0.4 million.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $17.6 million for the three months ended March 31, 2008 and net cash used in investing activities was $0.1 million in the three months ended March 31, 2007. Investing activities consist primarily of purchases and sales of short-term securities and capital purchases. The increase in cash provided by investing activities in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to a $24.9 million increase in the proceeds from the sales and maturities of short-term investments; partially offset by an increase of $7.2 million of cash used to purchase short-term investments.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $1.1 million for the three months ended March 31, 2008 and net cash provided by financing activities was $55.6 million for the three months ended March 31, 2007. The increase in net cash used in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily due to a decrease in proceeds from the issuance of preferred stock and warrants of $57.8 million; an increase of payments on long-term debt of $1.1 million; partially offset by decrease in payments on convertible notes of $2.2 million.

Contractual obligations

In March 2008, the Company amended its lease for one of its Montreal, Québec locations to extend the term through March 2009. Also in March 2008, the Company executed a second amendment to its Cambridge, Massachusetts lease, effective no earlier than May 1, 2008, which amendment provides for an expansion of the rentable space by an additional one-thousand seven-hundred thirty-nine square feet. The amended Cambridge lease has escalating rent payments over the lease term and expires in October 2009.

During the fiscal quarter ended March 31, 2008, we did not incur any additional obligations that materially change the disclosure of our contractual obligations in our Annual Report on Form 10-K filed with the SEC on March 27, 2008.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2008, we had cash, cash equivalents and short-term investments of approximately $73.3 million. In accordance with our investment policy, this amount is invested in a mix of cash and highly liquid short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

As of March 31, 2008, our outstanding MLC Term Note has a fixed interest rate and therefore has minimal exposure to changes in interest rates.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three months ended March 31, 2008 and 2007 had a significant impact on our results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a–15(b) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), our management, including the principal executive officer and the principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

As required by Rule 13a-15(d) of the 1934 Act, our management, including the principal executive officer and the principal financial officer, conducted an evaluation of the internal control over financial reporting to determine whether any changes occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, the principal executive officer and principal financial officer concluded no such changes during the fiscal quarter covered by this Quarterly Report on Form 10-Q materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

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

Although our NDA has now been submitted to and accepted by the FDA for substantive review, it is possible that the FDA may conclude after review of our data that our application is insufficient to allow approval of oritavancin. If the FDA does not approve our NDA, it may require that we conduct additional clinical, pre-clinical or manufacturing validation studies and submit those data before it will reconsider our application. Depending on the extent of these or any other FDA-required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent regulatory approval, as well as impose more stringent product labeling and post-marketing testing requirements on pharmaceutical products generally, and particularly in our areas of focus. Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing oritavancin or any of our other product candidates, generating revenues, and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our application. If any of these outcomes occurs, we may be forced to abandon our application for approval of oritavancin, which would materially adversely affect our business and could potentially cause us to cease operations.

We may experience significant delays in the commercial launch of oritavancin, which would delay our generation of revenues.

We could experience significant delays in the commercial launch of oritavancin due to many factors, including:

•	any requirement by the FDA that we conduct additional studies to support our NDA or the denial by the FDA of our NDA submission;

•

the FDA’s determination that the results from the additional toxicology testing that we performed on existing oritavancin drug product produced by Abbott Laboratories (“Abbott”) and Catalent Pharma Solutions, Inc. (formerly Cardinal Health PTS, LLC) (“Catalent”), our current suppliers, are unsatisfactory;

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

We will not obtain regulatory approval for a product candidate in the U.S. unless and until the FDA approves an NDA. In order to market our medicines outside of the U.S., we must obtain separate regulatory approval in each country. However, in the European Union (“E.U.”), we intend to pursue regulatory approval through the centralized approval process, which, if successful, would lead to simultaneous approval in all 27 E.U. member states. The approval procedure varies among countries and can involve additional testing. Further, the time required to obtain approval from foreign regulatory authorities may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. We submitted an NDA to the FDA for oritavancin in February 2008 and have not made a comparable submission in any foreign country for any of our product candidates, including oritavancin.

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

Even if oritavancin is approved by the relevant regulatory agencies, the commercial success of oritavancin will depend upon its acceptance by physicians, patients, third-party payors and the medical community in general. If approved, oritavancin will compete with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, a number of existing antibiotics manufactured and marketed by major pharmaceutical companies and others, including linezolid (marketed by Pfizer Inc. (“Pfizer”) as Zyvox) and daptomycin (marketed by Cubist Pharmaceuticals, Inc. (“Cubist Pharmaceuticals”) as Cubicin), and potentially new antibiotics that are not yet on the market. Even if the medical community accepts that oritavancin is safe and efficacious for its approved indications, physicians may not immediately be receptive to the use of oritavancin or may be slow to adopt it as an accepted treatment for gram-positive infections. Moreover, in the future, as has happened with other antibiotics (including vancomycin), infectious bacteria could develop resistance to oritavancin, particularly if it becomes widely used, which would render it less effective and therefore less appealing to physicians. In the U.S. and elsewhere, sales of pharmaceutical products depend in significant part on the availability of coverage and reimbursement to providers and the consumer from third-party payors, such as government and private insurance plans. These third-party payors are increasingly challenging and negotiating the prices charged for medical products and services based on their degree of value to the patient. If not added to hospital and third-party payor formularies, oritavancin will not be available for prescription by treating physicians.

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

We have been engaged in discovering and developing compounds and product candidates since May 1997. We only acquired worldwide rights to oritavancin from InterMune in December 2005. To date, we have not generated any product sales revenue from oritavancin or any drug product candidate, and we may never generate revenue from selling pharmaceutical products. Further, even if we are able to commercialize oritavancin or another product candidate, there can be no assurance that we will ever achieve profitability. As of March 31, 2008, we had a deficit accumulated during the development stage of approximately $144.6 million.

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

In the future, we may seek out opportunities to partner with other companies to acquire rights to other drug candidates or drug products, but there is no guarantee that we will be successful in these efforts. The market to acquire rights to promising drug candidates and drug products is highly competitive, and we would be competing with companies that have significantly more resources and experience than we have. In addition, proposing, negotiating, completing and integrating an economically viable drug product acquisition or license can be a lengthy, complex and expensive process. We may not be able to acquire or license the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

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

In addition, Pfizer is seeking FDA approval to market dalbavancin in the U.S., and, according to filings made with the SEC, Pfizer received an Approvable letter for dalbavancin in December 2007. Further, according to filings made by Theravance, Inc. (“Theravance”) with the SEC, Theravance received a letter from the FDA in October 2007 indicating that its NDA for telavancin was approvable, subject to resolution of certain current good manufacturing practices (“cGMP”) issues related to telavancin at a third-party manufacturer and submission of revised labeling or re-analyses of clinical data or additional clinical data. Subsequently, in separate press releases and filings with the SEC in March 2008, Theravance announced, first, that the FDA had cancelled a planned review of telavancin by the Anti-Infective Drugs Advisory Committee and, second, that the FDA had accepted as complete for review Theravance’s response to the October 2007 Approvable letter. Additionally, Theravance announced in filings with the SEC that its Prescription Drug User Fee Act (“PDUFA”) date for telavancin is July 21, 2008. Other drug candidates in development include ceftobiprole (developed by Johnson & Johnson), for which the FDA recently issued an Approvable letter, and iclaprim (developed by Arpida Ltd. (“Arpida”)), for which Arpida announced on March 19, 2008 that an NDA had been filed with the FDA. If approved, these drugs would compete in the intravenous antibiotic market and would target indications such as cSSSI. In addition, oritavancin may face competition from drug candidates currently in clinical development and drug candidates that could receive regulatory approval before oritavancin in countries outside the U.S. and the E.U.

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

As of April 30, 2008, we employed 93 employees. As our development and commercialization plans and strategies develop, we expect to need to expand the size of our employee base for managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may have to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our future financial performance and our ability to commercialize oritavancin and our other product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of March 31, 2008, through our license agreement with Lilly, we licensed from Lilly 37 issued, unexpired U.S. patents, three pending U.S. patent applications, approximately 439 granted, unexpired foreign patents and approximately 73 pending foreign patent applications. We also have two pending U.S. patent applications and two pending international patent applications filed in relation to aspects of oritavancin discovered by our scientists. After the patent related to the composition of oritavancin expires on November 24, 2015, we will not be able to use this patent to block others from marketing oritavancin in the U.S. We believe, however, that under Hatch-Waxman legislation, the composition of matter patent covering oritavancin may be eligible to be extended for up to an additional five years.

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

The trading price of our common stock is likely to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	any adverse development or perceived adverse development with respect to the FDA’s review of our NDA, including without limitation a request for additional information;

•	failure to meet or exceed revenue and financial projections we provide to the public;

•	actual or anticipated variations in quarterly operating results;

•	failure to meet or exceed the estimates and projections of the investment community;

•	adverse results or delays in clinical trials;

•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our international commercialization partners;

•	the termination of a collaboration or the inability to establish additional collaborations;

•	adverse regulatory decisions;

•	unanticipated serious safety concerns related to the use of oritavancin or any of our other product candidates;

•	introduction of new products or services offered by us or our competitors;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	our failure to commercialize oritavancin, develop additional drug candidates and commercialize additional drug products;

•	additions or departures of key scientific or management personnel;

•	issuances of debt or equity securities;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock; and

•	other events or factors, many of which are beyond our control.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Certain holders of shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (the “Securities Act”). Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. In addition, in March 2008, we filed a registration statement to permit the sale of shares of our common stock that we may issue under our stock option plans. As a result, shares issued under our stock option plans may be freely sold in the public market upon issuance, subject to restrictions under the Securities Act.

The 5.75 million shares of our common stock that were registered in connection with our initial public offering are, except for those shares held by affiliates, freely tradable. Due to the expiration in the middle of April 2008 of the lock-up in effect with the underwriters following our initial public offering, the approximately 15.2 million remaining shares of our outstanding common stock as of April 30, 2008 are now tradable, subject to compliance with Rule 144 of the Securities Act. In addition to those outstanding shares, as of April 30, 2008, we had outstanding warrants to purchase up to 850,287 shares of our common stock at exercise prices ranging from $8.36 to CAN $15.14 ($15.00 as of April 30, 2008) per share, and outstanding options to purchase up to 2.4 million shares of our common stock, which options are subject to vesting conditions and have exercise prices below the market price of our common stock as of April 30, 2008.

If the number of outstanding shares of our common stock increases as a result of option exercises or the issuance of additional shares of our common stock in capital raising transactions, the market price of shares of our common stock may be adversely affected. Further, any sales of securities by our stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our 2007 Stock Option and Incentive Plan (the “2007 Plan”), our management is authorized to grant stock options to our employees, directors and consultants. Our board of directors may elect to increase the number of shares available for future grant under the 2007 Plan each year by an amount equal to up to 3.5% of all shares of our capital stock outstanding as of December 31st of each preceding year. In February 2008, our board of directors increased the number of shares available for grant under the 2007 Plan by 733,921 shares, which equaled 3.5% of the total shares of the Company’s capital stock outstanding as of December 31, 2007. As a result of this increase and the return of shares to the 2007 Plan due to forfeitures of previously granted options under a predecessor option plan, the aggregate number of shares at March 31, 2008 available for grant under the 2007 Plan (including currently outstanding grants) is now 2,006,084.

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

Our executive officers, directors, 5% stockholders and their affiliates control more than 80% of our outstanding common stock. Therefore, these stockholders have the ability to influence the company through this ownership position.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On October 9, 2007, our Registration Statement on Form S-1, as amended (File No. 333-142842), relating to the initial public offering was declared effective by the SEC. On October 15, 2007, we closed the sale of 5,750,000 shares of common stock in the initial public offering for net proceeds to us of approximately $51.1 million. As of March 31, 2008, $51.1 million of the net proceeds remained available and were primarily invested in highly liquid short-term investments, including money market accounts, overnight investment accounts, certificates of deposit, commercial paper, corporate bonds, asset backed securities, United States Treasury bill and debt obligations of various government agencies, pending their use to fund our operations and expansion. There has been no material change in our planned use of proceeds from the initial public offering from that described in the Annual Report on Form 10-K filed with the SEC on March 27, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGANTA THERAPEUTICS CORPORATION

Date: May 13, 2008	By:	/s/ Mark W. Leuchtenberger
Mark W. Leuchtenberger
Director, President and Chief Executive Officer (principal executive officer)

Date: May 13, 2008	By:	/s/ George A. Eldridge
George A. Eldridge
Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No:	Description

*10.1	Employment Agreement, dated August 10, 2006, by and between the Registrant and Roger Miller

*10.2	Employment Agreement, dated February 7, 2008, by and between the Registrant and Mona Haynes

*10.3	Second Amendment to Lease, dated March 12, 2008, by and between the Registrant and American Twine Limited Partnership

*#10.4	Amendment No. 1 to Manufacturing Services Agreement, dated March 3, 2008, by and between the Registrant and Catalent Pharma Solutions, Inc. (f/k/a Cardinal Health PTS, LLC)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the 1934 Act

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the 1934 Act

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the 1934 Act and 18 U.S.C. Section 1350

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, as filed with the SEC on March 27, 2008

#	Confidential Treatment requested for portions of this document