Form 10-Q
period 2008-06-30
Targanta Therapeutics Corp.
filed 2008-08-07
CIK 1398161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2008, there were 20,971,834 shares of the Registrant’s common stock outstanding.

TARGANTA THERAPEUTICS CORPORATION

QUARTERLY REPORT

ON FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	4
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 and the cumulative period from May 20, 1997 (date of inception) through June 30, 2008	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 and the cumulative period from May 20, 1997 (date of inception) through June 30, 2008	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	25
Item 6.	Exhibits	25

Signatures		26

PART I. FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of Targanta Therapeutics Corporation to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of financing needs, revenue, expenses, earnings or losses from operations, or other financial items; any statements of the plans, strategies and objectives of management for future operations, any statements concerning product research, development and commercialization plans and timelines; any statements regarding safety and efficacy of product candidates, any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. In addition, forward looking statements may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “seek,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.

The risks, uncertainties and assumptions referred to above include risks that are described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 27, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 13, 2008 with the Securities and Exchange Commission, and that are otherwise described from time to time in our Securities and Exchange Commission reports filed after this report.

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

Targanta Therapeutics Corporation

(A development-stage company)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$36,363	$32,955
Short-term investments	22,319	56,798
Restricted cash	491	506
Investment tax credits recoverable	516	757
Prepaid expenses and other current assets	1,372	1,630

Total current assets	61,061	92,646
Property and equipment, net	1,276	1,350
Deferred financing costs	86	103
Deposits	72	50

Total assets	$62,495	$94,149

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,848	$718
Accrued expenses	9,730	5,873
Income tax payable	674	2,731
Current portion of deferred rent	34	24
Current portion of long-term debt	6,591	5,480

Total current liabilities	19,877	14,826
Deferred rent	78	100
Other long-term liabilities	181	63
Long-term debt	10,991	14,287
Commitments (Note 4)
Stockholders’ equity:
Preferred Stock, par value $0.0001; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.0001; 35,000,000 shares authorized, 20,971,834 and 20,969,257 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	191,476	190,137
Accumulated other comprehensive income	1,551	1,665
Deficit accumulated during the development stage	(161,661)	(126,931)

Total stockholders’ equity	31,368	64,873

Total liabilities and stockholders’ equity	$62,495	$94,149

The accompanying notes are an integral part of these consolidated financial statements.

Targanta Therapeutics Corporation

(A development-stage company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period from May 20, 1997 (date of inception) through June 30, 2008
	2008	2007	2008	2007
Operating expenses
Research and development (1)	$12,859	$9,405	$27,138	$14,844	$92,533
Acquired in-process research and development	—	—	—	9,500	29,000
General and administrative (1)	4,189	2,847	7,807	4,782	28,771

Total operating expenses	17,048	12,252	34,945	29,126	150,304

Other income (expense)
Interest income	466	556	1,334	1,014	4,791
Interest expense	(602)	273	(1,245)	(1,937)	(20,360)
Foreign exchange gain (loss)	5	(789)	(14)	(853)	(1,948)
Gain on disposal of property and equipment	—	—	—	—	47

Other income (expense), net	(131)	40	75	(1,776)	(17,470)

Loss before income tax benefit	(17,179)	(12,212)	(34,870)	(30,902)	(167,774)
Income tax benefit	74	83	140	54	6,113

Net loss	$(17,105)	$(12,129)	$(34,730)	$(30,848)	$(161,661)

Net loss per share—basic and diluted	$(0.82)	$(479.78)	$(1.66)	$(1,229.07)

Weighted average number of common shares used in net loss per share—basic and diluted	20,970,490	25,282	20,969,873	25,282
(1) Amounts include stock-based compensation expense, as follows:

Research and development	$312	$739	$569	$747	$2,461
General and administrative	$546	$592	$761	$603	$2,547

The accompanying notes are an integral part of these consolidated financial statements.

Targanta Therapeutics Corporation

(A development-stage company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,		For the Period from May 20, 1997 (date of inception) through June 30, 2008
	2008	2007
Cash flows from operating activities:
Net loss	$(34,730)	$(30,848)	$(161,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327	226	3,232
Stock-based compensation expense	1,330	1,350	5,008
Gain on disposal of property and equipment	—	—	(47)
Amortization of deferred financing costs	16	338	695
Deferred rent	(10)	17	70
Acquired in-process research and development	—	7,500	26,000
Non-cash interest expense	154	1,419	17,481
Unrealized foreign exchange loss	17	1,080	1,675
Changes in operating assets and liabilities:
Investment tax credits recoverable	230	(156)	75
Prepaid expenses and other current assets	258	(634)	(1,271)
Deposits	(23)	—	(70)
Accounts payable	2,130	(142)	3,124
Accrued expenses	3,863	2,772	7,191
Income tax payable	(2,055)	2,336	282
Reimbursement from landlord	—	30	30
Deferred income tax	—	(2,212)	(222)

Net cash used in operating activities	(28,493)	(16,924)	(98,408)

Cash flows from investing activities:
Purchases of property and equipment	(253)	(660)	(3,063)
Proceeds from sale of property and equipment	—	—	105
Increase in restricted cash	—	—	(282)
Proceeds from sales and maturities of short-term investments	47,262	—	66,551
Purchases of short-term investments	(12,896)	(14,852)	(88,174)

Net cash provided by (used in) investing activities	34,113	(15,512)	(24,863)

Cash flows from financing activities:
Proceeds from bank loan	—	—	327
Payments on bank loan	—	—	(337)
Proceeds from issuance of note payable	—	—	6,470
Payments on note payable	—	—	(10,044)
Principal payments under capital leases	—	—	(1,273)
Proceeds from issuance of convertible notes	—	—	11,763
Payments on convertible notes	—	(2,177)	(2,177)
Proceeds from issuance of convertible debentures	—	—	14,028
Proceeds from issuance of long-term debt	—	—	20,000
Payments on long-term debt	(2,222)	—	(2,222)
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	57,825	69,154
Proceeds from issuance of common stock, net of issuance costs	10	—	53,693
Deferred financing costs	—	(802)	(812)

Net cash (used in) provided by financing activities	(2,212)	54,846	158,570

Net increase in cash and cash equivalents	3,408	22,410	35,299
Effect of foreign currency on cash and cash equivalents	—	—	1,064

Cash and cash equivalents, beginning of period	32,955	12,104	—

Cash and cash equivalents, end of period	$36,363	$34,514	$36,363

Targanta Therapeutics Corporation

(A development-stage company)

Condensed Consolidated Statements of Cash Flows — (continued)

(in thousands)

(Unaudited)

	Six Months Ended June 30,		For the Period from May 20, 1997 (date of inception) Through June 30, 2008
	2008	2007
Supplemental disclosure of cash flow information
Cash paid for interest	$908	$180	$1,957
Cash paid for income taxes	$2,027	$—	$2,027

Supplemental disclosure of non-cash financing activities
Discount to note payable for warrant valuation	$—	$—	$406
Issuance of InterMune convertible note	$—	$7,500	$24,000
Reduction of InterMune convertible note	$—	$(3,000)	$(3,000)
Discount to convertible notes for warrant valuation and beneficial conversion features	$—	$—	$11,715
Discount to convertible debentures for beneficial conversion features	$—	$—	$8,724
Conversion of convertible debt into preferred stock	$—	$(38,990)	$(46,642)
Reversal of beneficial conversion features in connection with conversion of convertible debentures	$—	$(7,026)	$(7,026)
Discount to long-term debt for warrant valuation	$—	$—	$253
Accretion of redeemable convertible preferred stock to redemption value	$—	$225	$5,327
Conversion of preferred stock into common stock	$—	$—	$121,534

The accompanying notes are an integral part of these consolidated financial statements.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

Targanta Therapeutics Corporation (“Parent”), a Delaware corporation, was incorporated on December 6, 2005 to become the parent entity of Targanta Therapeutics Inc. (“Targanta Québec”) (previously PhageTech Inc.) and Targanta Therapeutics (Ontario) Inc. (“Targanta Ontario”) as part of a reorganization that was effective December 23, 2005. Targanta Québec, a Canadian company, was incorporated on May 20, 1997 and Targanta Ontario, a Canadian company, was incorporated on December 22, 2005. Targanta Therapeutics Corporation together with its subsidiaries (the “Company”) is a biopharmaceutical company focused on developing and commercializing antibacterial drugs to treat serious infections acquired or treated in the hospital or other institutional settings. Oritavancin, the Company’s lead product candidate, is a once-daily, semi-synthetic lipoglycopeptide antibiotic with rapid bactericidal activity against all studied clinically relevant serious gram-positive pathogens, including multi-resistant strains. The Company has commenced its planned principal operations; however, the Company has not generated any revenue from its operations. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company’s activities are carried out at its facilities in Cambridge, Massachusetts; Indianapolis, Indiana; and Montreal, Québec, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Parent and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less at acquisition date to be cash equivalents. At June 30, 2008, the Company had invested its excess cash in money market accounts, overnight investment accounts, certificates of deposit, commercial paper, United States treasury bills and debt obligations of government agencies. At December 31, 2007, the Company had invested its excess cash in money market accounts, overnight investment accounts, certificates of deposit and commercial paper. The Company did not hold any investments in mortgage-backed or auction rate securities at June 30, 2008 or December 31, 2007.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Short-term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with SFAS No. 115, the Company has classified all of its investments as available-for-sale. The Company’s investments are reported at fair value, with any unrealized gains or losses reported as a separate component of stockholders’ equity as accumulated other comprehensive income.

Short-term investments included the following at June 30, 2008 and December 31, 2007:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2008—
Commercial paper	$9,846	$12	$—	$9,858
Asset backed securities	8,857	20	—	8,877
Debt obligations of government agencies	3,585	—	(1)	3,584

	$22,288	$32	$(1)	$22,319

December 31, 2007—
Commercial paper	$34,080	$121	$—	$34,201
Corporate obligations	4,861	—	(6)	4,855
Asset backed securities	17,725	18	(1)	17,742

	$56,666	$139	$(7)	$56,798

All short-term investments have contractual maturities of less than one year.

The aggregate fair value of investments with unrealized losses was $3,584 and approximately $6,824 at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, 4 investments were in an unrealized loss position. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated results of operations.

Restricted Cash

The Company maintains restricted cash in the form of a guaranteed investment certificate of approximately $491 (CAN$500) collateralizing an available credit facility of approximately $491 (CAN$500), comprised of a credit line of approximately $275 (CAN$280) and letters of guarantee maturing in March 2009 amounting to approximately $216 (CAN$220).

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

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Fair Value of Financial Instruments

Cash, cash equivalents, short-term investments, restricted cash, investment tax credits recoverable, accounts payable, accrued expenses and the current portion of long-term debt are carried at amounts that approximate fair value at June 30, 2008 and December 31, 2007 due to their short-term maturities.

Long-term debt approximates fair value at June 30, 2008, as it bears interest at a rate approximating a market interest rate.

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

In accordance with the disclosure provisions of SFAS No. 157, the Company has classified assets measured at fair value on a recurring basis as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$18,158	$16,660	$1,498	$—
Available-for-sale securities	$22,319	$3,584	$18,735	$—

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Research and Development Costs

The Company charges research and development costs to operations as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs and EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Research and development costs are comprised of costs incurred in performing research and development activities, including salaries, benefits, facilities, research-related overhead, contracted services, license fees, and other external costs. Acquired in-process research and development having no alternative future use is written off at the time of acquisition. In addition, as pre-established research and development milestones under the Company’s various agreements are achieved, they are charged to acquired in-process research and development expense. Acquired in-process research and development expense for the six months ended June 30, 2007 includes a $2,000 cash payment and the fair value of the securities issued to InterMune, Inc. (“InterMune”) in connection with the Company’s achievement of certain milestones.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
As reported:
Net loss	$(17,105)	$(12,129)	$(34,730)	$(30,848)
Accretion of Series B Redeemable Convertible Preferred Stock dividends	—	—	—	(225)

Net loss applicable to common stockholders	(17,105)	(12,129)	(34,730)	(31,073)

Weighted average number of shares of common stock used in net loss per share – basic and diluted	20,970,490	25,282	20,969,873	25,282

Net loss per share applicable to common stockholders – basic and diluted	$(0.82)	$(479.78)	$(1.66)	$(1,229.07)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding during the three and six months ended June 30, 2008 and 2007.

	Three and Six Months Ended June 30,
	2008	2007
Convertible preferred stock	—	9,935,665
Warrants outstanding	850,287	529,867
Options outstanding	3,685,391	2,250,914

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
As reported:
Net loss applicable to common stockholders	$(17,105)	$(12,129)	$(34,730)	$(31,073)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(137)	22	(114)	22

Comprehensive loss	$(17,242)	$(12,107)	$(34,844)	$(31,051)

Canadian Part VI.I Tax

The Company has accrued the potential Canadian Part VI.I tax related to the cumulative dividend on its Series B Redeemable Convertible Preferred Stock. The Company applied the provisions of EITF Issue No. 95-9, Accounting for Tax Effects of Dividends in France in Accordance with FASB Statement No. 109, in accounting for the Canadian Part VI.I tax, which states that unless specific criteria are met, taxes on distributions should be treated as an income tax expense. The Part VI.I tax liability of approximately $2,731 was presented as a current tax liability in the December 31, 2007 condensed consolidated balance sheet. In February 2008, the Company paid approximately $2,026 of the Part VI.I tax liability to the Canadian tax authority. The Canadian government voted to approve, but has not given final approval to, a reduction in the Part VI.I tax rate. The February 2008 payment was made at the reduced tax rate. The remaining Part VI.I tax liability of approximately $662 is presented as a current tax liability in the June 30, 2008 condensed consolidated balance sheet and will be reversed if and when the Canadian government finally approves the Part VI.I tax rate reduction.

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

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The Company’s long-lived assets included the following:

	June 30, 2008	December 31, 2007
Domestic	$830	$850
Canada	446	500

	$1,276	$1,350

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

Reclassifications

Certain reclassifications were made to prior year balances to conform to the current year’s presentation.

3. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2008	December 31, 2007
Payroll and benefits	$1,388	$1,382
Professional fees	364	545
Clinical expenses	3,513	3,202
Manufacturing and process development expenses	2,774	301
Other	1,691	443

	$9,730	$5,873

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

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

5. Stock-Based Compensation

Stock Option Plans

At June 30, 2008, the Company’s 2005 Stock Option Plan (“2005 Plan”) provided for the grant of options for the purchase of 2,318,956 shares of common stock plus any shares of common stock covered by outstanding options under the Re-Amended and Restated Stock Option Plan of Targanta Québec (“Targanta Québec Plan”) that are forfeited and returned for reissuance under the Targanta Québec Plan, such number not to exceed 3,597 shares of common stock. The Company is no longer permitted to make grants under the 2005 Plan or the Targanta Québec Plan. As a result, at June 30, 2008, the maximum aggregate number of shares of common stock available for issuance under the 2005 Plan was 2,322,553, including 433 shares of common stock which are not available for future grant.

At June 30, 2008, the Company’s 2007 Stock Option and Incentive Plan (“2007 Plan”) provided for the grant of options for the purchase of 2,047,446 shares of common stock. The 2007 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and cash-based awards. The number of shares available for future grant under the 2007 Plan may be increased each year by an amount determined by the Company’s board of directors not to exceed 3.5% of all shares of the Company’s capital stock outstanding on December 31st of each preceding year. Accordingly, on February 6, 2008, the Company’s board of directors increased the aggregate number of shares available for grant under the 2007 Plan by 733,921. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, awards that are returned to the Company’s 2005 Plan as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2007 Plan.

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

The following table summarizes the weighted average assumptions the Company used in its grant date fair value calculations under SFAS No. 123(R):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	2.91%	4.50%	2.90%	4.50%
Expected dividend yield	None	None	None	None
Expected option term	4.8 years	5.4 years	5.0 years	5.4 years
Volatility	49.9%	64.1%	51.1%	64.1%

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

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The weighted average grant date fair value of options granted during the three months ended June 30, 2008 and 2007 was $3.53 and $2.32, respectively, and the weighted average grant date fair value of options granted during the six months ended June 30, 2008 and 2007 was $3.92 and $2.32, respectively, based on the assumptions in the Black-Scholes valuation model discussed above.

As of June 30, 2008, there was $7,249 of unrecognized stock-based compensation expense. These costs are expected to be recognized over a weighted average period of 2.95 years.

For the three and six months ended June 30, 2008 and 2007 and the period from May 20, 1997 (date of inception) to June 30, 2008, the total stock-based compensation expense in connection with stock options issued and outstanding amounted to:

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period from May 20, 1997 (date of inception) through June 30, 2008
	2008	2007	2008	2007
Stock-based compensation	$858	$1,331	$1,330	$1,350	$5,008

A summary of the status of the Company’s stock option plans at June 30, 2008 and changes during the six months then ended is presented in the table below:

	Shares of Common Stock Attributable to Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,538,155	$4.44
Granted	1,256,050	8.32
Exercised	(2,577)	4.00
Cancelled	(106,237)	6.46

Outstanding at June 30, 2008	3,685,391	$5.70	9.08	$4,049

Vested or expected to vest at June 30, 2008	3,563,339	$5.69	9.08	$3,942

Exercisable at June 30, 2008	1,244,347	$4.65	8.77	$1,910

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with Securities and Exchange Commission on March 27, 2008. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative antibiotics for serious infections treated or acquired in hospitals and other institutional settings. Our lead product candidate is oritavancin, a novel intravenous antibiotic, for the treatment of serious gram-positive bacterial infections including complicated skin and skin structure infections (“cSSSI”) and bacteremia. In February 2008, we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) seeking to commercialize oritavancin for the treatment of cSSSI, including infections caused by methicillin-resistant Staphylococcus aureus (“MRSA”). We are hopeful oritavancin will receive U.S. regulatory approval by the end of 2008. In June 2008, we submitted an application for Marketing Authorization Approval (“MAA”) to the European Medicines Agency (“EMEA”) seeking approval to commercialize oritavancin for the treatment of complicated skin and soft tissue infections (“cSSTI”) in Europe. We are hopeful oritavancin will receive European Union regulatory approval in 2009. We plan on commercializing oritavancin through our own direct sales force in the U.S. and in select other countries, and to out-license oritavancin to third parties in other countries as we deem appropriate. In addition, we have completed our planned pre-clinical development of another antiobiotic in osteomyelitis, and we continually evaluate opportunities for potential in-licensing of other antibiotics for the treatment of hospital-based infections.

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

We were incorporated as a Delaware corporation on December 6, 2005 and initiated operations through our Québec subsidiary in May 1997 in Montreal, Québec. To date, we have dedicated substantially all of our activities to the research and development of our drug candidates. Accordingly, we are considered to be in the development stage at June 30, 2008, as defined in SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. Our fiscal year ends on December 31 and we operate as one reportable segment. Prior to our acquisition of oritavancin in December 2005, we were focused on early-stage research in the area of antibiotics and the application of our proprietary phage technology.

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception in 1997. We incurred net losses of $63.3 million for the year ended December 31, 2007 and $34.7 million for the six months ended June 30, 2008. As of June 30, 2008, we had a deficit accumulated during the development stage of $161.7 million and we expect to incur losses for the foreseeable future.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates – which also would have been reasonable – could have been used, which would have resulted in different financial results. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no changes to these critical accounting policies in the three months ended June 30, 2008.

Results of Operations

Three and six months ended June 30, 2008 compared to three and six months ended June 30, 2007

Revenue. We recorded no revenue during the three and six months ended June 30, 2008 or 2007.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Percentage Increase (Decrease)	Six Months Ended June 30,		Percentage Increase (Decrease)
	2008	2007		2008	2007
	(in thousands)			(in thousands)
Operating expenses
Research and development (1)	$12,859	$9,405	37%	$27,138	$14,844	83%
Acquired in-process research and development	$—	$—	—%	$—	$9,500	(100)%
General and administrative (1)	$4,189	$2,847	47%	$7,807	$4,782	63%
(1) Includes stock-based compensation expense of:
Research and development	$312	$739		$569	$747
General and administrative	$546	$592		$761	$603

Research and development expense

Research and development expense for the three months ended June 30, 2008 was $12.9 million, compared to $9.4 million for the three months ended June 30, 2007. The $3.5 million increase during the three months ended June 30, 2008 was primarily the result of a $2.3 million increase in contract research expense, which included an increase of $0.9 million in pre-clinical and clinical trials expense resulting from clinical trials conducted and in-vitro clinical database work performed for the oritavancin program, as well as an increase of $1.5 million in third-party product manufacturing, validation and process development expense incurred in preparation for the commercial launch of oritavancin. Additional factors that contributed to the increase in research and development expense were a $0.4 million increase in regulatory filing fees, due to the filing of our MAA with the EMEA and a $0.8 million increase in salaries and benefits expense, mainly due to an increased number of employees working on the oritavancin program. Our research and development expense also increased as a result of a $0.2 million increase in professional services, primarily due to increased consulting and recruiting fees. This was offset by a $0.4 million decrease in stock-based compensation expense as a result of a charge recorded in May 2007 related to the grant of replacement and new options as well as the cancellation of options upon the acceptance of the replacement options.

Research and development expense for the six months ended June 30, 2008 was $27.1 million, compared to $14.8 million for the six months ended June 30, 2007. The $12.3 million increase during the six months ended June 30, 2008 was primarily the result of a $7.9 million increase in contract research expense, which included an increase of $4.8 million in pre-clinical and clinical trials expense resulting from clinical trials conducted and in-vitro clinical database work performed for the oritavancin program, as well as an increase of $3.1 million in third-party product manufacturing, validation and process development expense incurred in preparation for the commercial launch of oritavancin. Additional factors that contributed to the increase in research and development expense were a $1.6 million increase in regulatory filing fees, due to the filing of our NDA with the FDA and our MAA with the EMEA, and a $1.8 million increase in salaries and benefits expense, mainly due to an increased number of employees working on the oritavancin program. Our research and development expense also increased as a result of a $0.7 million increase in professional services, primarily due to increased consulting and recruiting fees. This was offset by a $0.2 million decrease in stock-based compensation expense as a result of a charge recorded in May 2007 related to the grant of replacement and new options as well as the cancellation of options upon the acceptance of the replacement options.

Acquired in-process research and development expense

We did not record any acquired in-process research and development expense for the three months ended June 30, 2008 or 2007.

We did not record any acquired in-process research and development expense for the six months ended June 30, 2008, compared to $9.5 million for the six months ended June 30, 2007. The $9.5 million acquired in-process research and development expense we incurred during the six months ended June 30, 2007 was due to a $2.0 million cash milestone payment to InterMune and a total of $7.5 million of expense related to our achievement of the first milestone under the convertible note we had initially issued to InterMune in December 2005 in connection with our acquisition of oritavancin. This $7.5 million expense reflects the fair value of the shares of our preferred stock and warrants to purchase shares of our preferred stock that we issued to InterMune upon our achievement of this milestone.

General and administrative expense

General and administrative expense for the three months ended June 30, 2008 was $4.2 million, compared to $2.8 million for the three months ended June 30, 2007. The $1.4 million increase during the three months ended June 30, 2008 was primarily the result of a $0.6 million increase in salaries and benefits expense resulting from the hiring of additional administrative staff as we develop our infrastructure to support the commercial launch of oritavancin and a $0.6 million increase in professional and consulting fees, comprised of a $0.3 million increase in consulting fees primarily related to oritavancin pre-launch expenses, investor relations/public relations and administrative support expenses and a $0.3 million increase in insurance, legal fees and patent expenses. An additional factor contributing to the increase in general and administrative expense during the three months ended June 30, 2008 was a $0.1 million increase in expense related to meeting the regulatory requirements associated with being a public company.

General and administrative expense for the six months ended June 30, 2008 was $7.8 million, compared to $4.8 million for the six months ended June 30, 2007. The $3.0 million increase during the six months ended June 30, 2008 was primarily the result of a $1.1 million increase in salaries and benefits expense resulting from the hiring of additional administrative staff as we develop our infrastructure to support the commercial launch of oritavancin; and a $1.5 million increase in professional and consulting fees, comprised of a $0.8 million increase in consulting fees primarily related to oritavancin pre-launch expenses, investor relations/public relations and administrative support expenses and a $0.7 million increase in insurance, legal fees and patent expenses. Additional factors contributing to the increase in general and administrative expense during the six months ended June 30, 2008 were a $0.2 million increase in expense related to meeting the regulatory requirements associated with being a public company and $0.2 million increase in stock-based compensation expense due to the granting of 1.3 million options in the six months ended June 30, 2008.

Interest income

Interest income for the three and six months ended June 30, 2008 was $0.5 million and $1.3 million, respectively, compared to $0.6 million and $1.0 million for the three and six months ended June 30, 2007, respectively. The $0.1 million, or 17%, decrease for the three months ended June 30, 2008 was primarily due to lower market interest rates on higher average cash, cash equivalents and short-term investments balances. The $0.3 million, or 30% increase for the six months ended June 30, 2008 was due to higher average cash, cash equivalents and short-term investments balances. Our cash, cash equivalents and short-term investments balances were higher in 2008 as a result of the $20.0 million of proceeds we received upon our issuance of the term notes to Merrill Lynch Capital and the two other lenders in late September 2007 (the “MLC Term Note”) and the $51.1 million of net proceeds from our October 2007 initial public offering.

Interest expense

Interest expense for the three months ended June 30, 2008 was $0.6 million compared to $(0.3) million for the three months ended June 30, 2007. The increase of $0.9 million, or 300%, for the three months ended June 30, 2008 was primarily due to a $0.6 million increase in interest expense related to the MLC Term Note, partially offset by a $0.3 million decrease in interest expense related to the repayment of the loan to our former lender Investissement Québec (“IQ”) by our Québec subsidiary. Additionally, in the three months ended June 30, 2007, we reversed $0.5 million of interest expense related to an error in the calculation of the fair value of the warrants issued to IQ due to the use of a contractual term of 8.4 years rather than 2.2 years in the Black-Scholes option pricing model. The reduction in the contractual term resulted in $0.5 million less of interest expense in the three months ended June 30, 2007.

Interest expense for the six months ended June 30, 2008 was $1.2 million compared to $1.9 million for the six months ended June 30, 2007. The decrease of $0.7 million, or 37%, for the six months ended June 30, 2008 was primarily due to a $2.0 million decrease in interest expense and $0.3 million decrease in amortization of deferred financing costs resulting from the January 2007 conversion of the outstanding convertible notes and convertible debentures into shares of our preferred stock and the repayment of the loan to IQ by our Québec subsidiary; partially offset by a $1.2 million increase in interest expense related to the MLC Term Note in the six months ended June 30, 2008 and a reduction of interest expense in the six months ended June 30, 2007 of $0.4 million related to the change in the fair value of the IQ warrant.

Foreign Exchange gain (loss)

Foreign exchange gain for the three months ended June 30, 2008 was $5,000, compared to a foreign exchange loss of $789,000 in the three months ended June 30, 2007. Foreign exchange loss for the six months ended June 30, 2008 was $14,000, compared to $853,000 in the six months ended June 30, 2007. The change in the foreign exchange loss of $794,000, or 101%, and $839,000, or 98%, in the three and six months ended June 30, 2008, respectively, resulted from the strengthening of the Canadian dollar as the foreign exchange gain (loss) is primarily a result of the translation adjustments resulting from the financial statements of our Canadian subsidiaries.

Income tax benefit

Income tax benefit for the three and six months ended June 30, 2008 was $74,000 and $140,000, respectively, compared to an income tax benefit of $83,000 and $54,000 for the three and six months ended June 30, 2007, respectively. The $9,000, or 11%, decrease in income tax benefit for the three months ended June 30, 2008 primarily resulted from the strengthening of the Canadian dollar. The $86,000 increase in income tax benefit for the six months ended June 30, 2008 primarily resulted from no longer recording any Canadian Part VI.I income tax expense on the accumulated dividends related to our Series B Redeemable Convertible Preferred Stock as a result of the January 2007 payment of the accrued dividend (and the associated termination of the cumulative dividend) on those shares.

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

Prior to our October 9, 2007 initial public offering, we financed our operations primarily through the sale of preferred stock and common stock, debt financings, interest earned on investments and investment tax credits. Prior to our initial public offering, we had received aggregate gross proceeds of $125.8 million from financings, of which $70.4 million was from the issuance of preferred stock, $2.7 million was from the issuance of common stock and $52.7 million was from debt financings. Our cash, cash equivalents, short-term investments and restricted cash include amounts held in money market accounts, overnight investment accounts, guaranteed investment certificates, certificates of deposit, commercial paper, asset backed securities, United States treasury bills, debt obligations of government agencies and corporate obligations, stated at cost plus accrued interest, which approximates fair market value. We invest cash in excess of immediate requirements in accordance with our investment policy, which is focused primarily on the preservation of capital, fulfillment of liquidity needs, fiduciary control of cash and investments and the maximization of income from our investments without assuming significant risk. At June 30, 2008, we did not own any mortgage backed securities or auction rate securities.

As of June 30, 2008, we had cash, cash equivalents and short-term investments of approximately $58.7 million. We intend to use our cash to fund internal and external costs related to regulatory filings in Europe; to fund clinical trials for oritavancin in cSSSI using a single administration, including our Phase 2 clinical trial entitled “Single or Infrequent Doses for the Treatment of Complicated Skin and Skin Structure Infections,” or SIMPLIFI, which completed enrollment in May 2008; and to continue the clinical development of oritavancin for other indications such as bacteremia; in anticipation of regulatory approval, to fund commercial launch related expenses for oritavancin including manufacturing, marketing, and sales; to make regularly scheduled payments on our existing debt facilities, namely the MLC Term Note; and to apply the remaining funds for general corporate purposes and the potential acquisition of, or investment in, technologies, products, or companies that complement our business.

The amounts and timing of our actual expenditures will depend upon numerous factors, including whether we obtain FDA and foreign regulatory approvals for oritavancin and, if so, the timing of such approval; the success of the commercial launch of oritavancin if approved by the FDA; our cash flows from operations; any potential acquisitions of or investments in technologies, products or companies; and the anticipated growth of our business.

We expect our existing resources to be sufficient to fund our planned operations into the third quarter of 2009.

Cash Flows

The following table summarizes our net increase in cash and cash equivalents for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$(28,493)	$(16,924)
Investing activities	34,113	(15,512)
Financing activities	(2,212)	54,846

Net increase in cash and cash equivalents	$3,408	$22,410

Net cash used in operating activities. Net cash used in operating activities was $28.5 million and $16.9 million for the six months ended June 30, 2008 and 2007, respectively, and primarily reflects our net loss for those periods. The increase in net cash used in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due primarily to a $7.5 million decrease in non-cash acquired in-process research and development expense; a $1.3 million decrease in non-cash interest expense; a $0.3 million decrease in amortization of deferred financing costs expense; a $1.1 million decrease in unrealized foreign exchange loss and a $3.9 million increase in net loss; offset by a $2.4 million increase in net changes in working capital items relating to operations.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $34.1 million for the six months ended June 30, 2008 and net cash used in investing activities was $15.5 million in the six months ended June 30, 2007. Investing activities consist primarily of purchases and sales of short-term securities and capital purchases. The increase in cash provided by investing activities in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to a $47.3 million increase in the proceeds from the sales and maturities of short-term investments and a decrease of $2.0 million of cash used to purchase short-term investments.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $2.2 million for the six months ended June 30, 2008 and net cash provided by financing activities was $54.8 million for the six months ended June 30, 2007. The increase in net cash used in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to a decrease in proceeds from the issuance of preferred stock and warrants of $57.8 million; an increase of payments on long-term debt of $2.2 million; offset by a decrease in payments on convertible notes of $2.2 million.

Contractual obligations

During the fiscal quarter ended June 30, 2008, we did not incur any additional obligations that materially change the disclosure of our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2008, we had cash, cash equivalents and short-term investments of approximately $58.7 million. In accordance with our investment policy, this amount is invested in a mix of cash and highly liquid short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

As of June 30, 2008, our outstanding MLC Term Note has a fixed interest rate and therefore has minimal exposure to changes in interest rates.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and six months ended June 30, 2008 and 2007 had a significant impact on our results of operations.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which risks could materially affect our business, financial condition and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On October 9, 2007, our Registration Statement on Form S-1, as amended (File No. 333-142842), relating to the initial public offering was declared effective by the SEC. On October 15, 2007, we closed the sale of 5.75 million shares of common stock in the initial public offering for net proceeds to us of approximately $51.1 million. As of June 30, 2008, $51.1 million of the net proceeds remained available and were primarily invested in highly liquid short-term investments, including money market accounts, overnight investment accounts, certificates of deposit, commercial paper, corporate bonds, asset backed securities, United States treasury bills and debt obligations of various government agencies, pending their use to fund our operations and expansion. There has been no material change in our planned use of proceeds from the initial public offering from that described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 2, 2008. The following proposals were voted upon at the meeting.

(a)	A proposal to elect two Class I directors, each to serve a term of three years:

	Number of Votes
	For	Withheld	For All Except
Mark W. Leuchtenberger	19,949,296	—	—
William W. Crouse	19,949,296	—	—

Each nominee received a plurality of the votes cast and, therefore, was duly re-elected as a director of the Company. The terms of office of the other directors: Garen Bohlin, Jeffrey Courtney, Eric M. Gordon, Ph.D., Dilip J. Mehta, M.D., Ph.D., and Jay Venkatesan, M.D., continued after the meeting.

(b)	A proposal to ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Number of Broker Non-Votes
19,941,792	7,504	—	—

The number of votes cast in favor of the proposal exceeded the number of votes cast against the proposal and, therefore, the proposal was adopted.

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGANTA THERAPEUTICS CORPORATION

Date: August 7, 2008	By:	/s/ Mark W. Leuchtenberger
Mark W. Leuchtenberger
Director, President and Chief Executive Officer (principal executive officer)

Date: August 7, 2008	By:	/s/ George A. Eldridge
George A. Eldridge
Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary (principal accounting and financial officer)

EXHIBIT INDEX

Exhibit No:	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the 1934 Act

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the 1934 Act

32.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the 1934 Act and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the 1934 Act and 18 U.S.C. Section 1350