Form 10-Q
period 2008-09-30
Targanta Therapeutics Corp.
filed 2008-11-12
CIK 1398161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 31, 2008, there were 20,988,387 shares of the Registrant’s common stock outstanding.

TARGANTA THERAPEUTICS CORPORATION

QUARTERLY REPORT

ON FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 and the cumulative period from May 20, 1997 (date of inception) through September 30, 2008	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 and the cumulative period from May 20, 1997 (date of inception) through September 30, 2008	6
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4T.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

Signatures		27

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

The risks, uncertainties and assumptions referred to above include risks that are described under the title “Risk Factors” in Part II, Item 1A of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed on March 27, 2008 with the Securities and Exchange Commission (“SEC”), and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed on May 13, 2008 with the SEC, and that are otherwise described from time to time in our reports filed with the SEC after this report.

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

Targanta Therapeutics Corporation

(A development-stage company)

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$36,219	$32,955
Short-term investments	6,390	56,798
Restricted cash	472	506
Investment tax credits recoverable	563	757
Prepaid expenses and other current assets	1,399	1,630

Total current assets	45,043	92,646
Property and equipment, net	1,429	1,350
Deferred financing costs	78	103
Deposits	97	50

Total assets	$46,647	$94,149

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,160	$718
Accrued expenses	8,042	5,873
Income tax payable	650	2,731
Current portion of deferred rent	39	24
Current portion of long-term debt	6,591	5,480

Total current liabilities	17,482	14,826
Deferred rent	66	100
Other long-term liabilities	240	63
Long-term debt	9,343	14,287
Commitments (Note 4)
Stockholders’ equity:
Preferred Stock, par value $0.0001; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.0001; 35,000,000 shares authorized, 20,988,387 and 20,969,257 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2	2
Additional paid-in capital	192,305	190,137
Accumulated other comprehensive income	1,527	1,665
Deficit accumulated during the development stage	(174,318)	(126,931)

Total stockholders’ equity	19,516	64,873

Total liabilities and stockholders’ equity	$46,647	$94,149

The accompanying notes are an integral part of these consolidated financial statements.

Targanta Therapeutics Corporation

(A development-stage company)

Condensed Consolidated Statements of Operations

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from May 20, 1997 (date of inception) through September 30,
	2008	2007	2008	2007	2008
Operating expenses
Research and development (1)	$7,544	$10,974	$34,682	$25,818	$100,077
Acquired in-process research and development	—	7,652	—	17,152	29,000
General and administrative (1)	4,828	2,452	12,635	7,234	33,599

Total operating expenses	12,372	21,078	47,317	50,204	162,676

Other income (expense)
Interest income	262	541	1,596	1,555	5,053
Interest expense	(564)	(573)	(1,809)	(2,510)	(20,924)
Foreign exchange loss	(34)	(795)	(48)	(1,648)	(1,982)
Gain on disposal of property and equipment	—	—	—	—	47

Other income (expense), net	(336)	(827)	(261)	(2,603)	(17,806)

Loss before income tax benefit	(12,708)	(21,905)	(47,578)	(52,807)	(180,482)
Income tax benefit	51	71	191	125	6,164

Net loss	$(12,657)	$(21,834)	$(47,387)	$(52,682)	$(174,318)

Net loss per share—basic and diluted	$(0.60)	$(863.62)	$(2.26)	$(2,092.69)

Weighted average number of common shares used in net loss per share—basic and diluted	20,973,107	25,282	20,970,959	25,282
(1) Amounts include stock-based compensation expense, as follows:

Research and development	$364	$190	$933	$937	$2,825
General and administrative	$397	$209	$1,158	$812	$2,944

The accompanying notes are an integral part of these consolidated financial statements.

Targanta Therapeutics Corporation

(A development-stage company)

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,		For the Period from May 20, 1997 (date of inception) through September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(47,387)	$(52,682)	$(174,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	513	396	3,418
Stock-based compensation expense	2,091	1,749	5,769
Gain on disposal of property and equipment	—	—	(47)
Amortization of deferred financing costs	25	339	704
Deferred rent	(16)	46	64
Acquired in-process research and development	—	15,152	26,000
Non-cash interest expense	233	1,858	17,560
Unrealized foreign exchange loss	5	1,900	1,663
Changes in operating assets and liabilities:
Investment tax credits recoverable	163	(228)	8
Prepaid expenses and other current assets	222	(182)	(1,307)
Deposits	(48)	—	(95)
Accounts payable	1,445	(354)	2,439
Accrued expenses	2,033	4,843	5,361
Income tax payable	(2,053)	2,336	284
Reimbursement from landlord	—	30	30
Deferred income tax	—	(2,212)	(222)

Net cash used in operating activities	(42,774)	(27,009)	(112,689)

Cash flows from investing activities:
Purchases of property and equipment	(421)	(967)	(3,231)
Proceeds from sale of property and equipment	—	—	105
Increase in restricted cash	—	—	(282)
Proceeds from sales and maturities of short-term investments	64,129	2,827	83,418
Purchases of short-term investments	(13,858)	(18,360)	(89,136)

Net cash provided by (used in) investing activities	49,850	(16,500)	(9,126)

Cash flows from financing activities:
Proceeds from bank loan	—	—	327
Payments on bank loan	—	—	(337)
Proceeds from issuance of note payable	—	—	6,470
Payments on note payable	—	(9,964)	(10,044)
Principal payments under capital leases	—	—	(1,273)
Proceeds from issuance of convertible notes	—	—	11,763
Payments on convertible notes	—	(2,177)	(2,177)
Proceeds from issuance of convertible debentures	—	—	14,028
Proceeds from issuance of long-term debt	—	20,000	20,000
Payments on long-term debt	(3,889)	—	(3,889)
Proceeds from issuance of preferred stock and warrants, net of issuance costs	—	57,825	69,154
Proceeds from issuance of common stock, net of issuance costs	77	—	53,760
Deferred financing costs	—	(1,612)	(812)

Net cash (used in) provided by financing activities	(3,812)	64,072	156,970

Net increase in cash and cash equivalents	3,264	20,563	35,155
Effect of foreign currency on cash and cash equivalents	—	—	1,064

Cash and cash equivalents, beginning of period	32,955	12,104	—

Cash and cash equivalents, end of period	$36,219	$32,667	$36,219

Targanta Therapeutics Corporation

(A development-stage company)

Condensed Consolidated Statements of Cash Flows — (continued)

(in thousands)

(Unaudited)

	Nine Months Ended September 30,		For the Period from May 20, 1997 (date of inception) through September 30,
	2008	2007	2008
Supplemental disclosure of cash flow information
Cash paid for interest	$1,401	$299	$2,450
Cash paid for income taxes	$2,042	$—	$2,042

Supplemental disclosure of non-cash financing activities
Discount to note payable for warrant valuation	$—	$(274)	$406
Issuance of InterMune convertible note	$—	$15,152	$24,000
Reduction of InterMune convertible note	$—	$(3,000)	$(3,000)
Discount to convertible notes for warrant valuation and beneficial conversion features	$—	$196	$11,715
Discount to convertible debentures for beneficial conversion features	$—	$—	$8,724
Conversion of convertible debt into preferred stock	$—	$(46,642)	$(46,642)
Reversal of beneficial conversion features in connection with conversion of convertible debentures	$—	$(7,026)	$(7,026)
Discount to long-term debt for warrant valuation	$—	$253	$253
Accretion of redeemable convertible preferred stock to redemption value	$—	$225	$5,327
Conversion of preferred stock into common stock	$—	$—	$121,534

The accompanying notes are an integral part of these consolidated financial statements.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Basis of Presentation

Targanta Therapeutics Corporation (“Parent”), a Delaware corporation, was incorporated on December 6, 2005 to become the parent entity of Targanta Therapeutics Inc. (“Targanta Québec”) (previously PhageTech Inc.) and Targanta Therapeutics (Ontario) Inc. (“Targanta Ontario”) as part of a reorganization that was effective December 23, 2005. Targanta Québec, a Canadian company, was incorporated on May 20, 1997 and Targanta Ontario, a Canadian company, was incorporated on December 22, 2005. Targanta Therapeutics Corporation together with its subsidiaries (the “Company”) is a biopharmaceutical company focused on developing and commercializing antibacterial drugs to treat serious infections acquired or treated in the hospital or other institutional settings. Oritavancin, the Company’s lead product candidate, is being developed as a once-daily, semi-synthetic lipoglycopeptide intravenous antibiotic and has shown rapid bactericidal activity against all studied clinically relevant serious gram-positive pathogens, including multi-resistant strains. The Company has commenced its planned principal operations; however, the Company has not generated any revenue from its operations. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises. The Company’s activities are carried out at its facilities in Cambridge, Massachusetts; Indianapolis, Indiana; and Montreal, Québec, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, the Company must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less at acquisition date to be cash equivalents. At September 30, 2008, the Company had invested its excess cash in money market accounts, overnight investment accounts, certificates of deposit, commercial paper and debt obligations of government agencies. At December 31, 2007, the Company had invested its excess cash in money market accounts, overnight investment accounts, certificates of deposit and commercial paper. The Company did not hold any investments in mortgage-backed or auction rate securities at September 30, 2008 or December 31, 2007.

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

Short-term investments included the following at September 30, 2008 and December 31, 2007:

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2008—
Commercial paper	$5,885	$8	$—	$5,893
Debt obligations of government agencies	497	—	—	497

	$6,382	$8	$—	$6,390

December 31, 2007—
Commercial paper	$34,080	$121	$—	$34,201
Corporate obligations	4,861	—	(6)	4,855
Asset backed securities	17,725	18	(1)	17,742

	$56,666	$139	$(7)	$56,798

All short-term investments have contractual maturities of less than one year.

The aggregate fair value of investments with unrealized losses was $0 and approximately $6,824 at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, no investments were in an unrealized loss position. The Company reviews its investments for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses. Gross realized gains and losses on the sales of investments have not been material to the Company’s consolidated results of operations.

Restricted Cash

The Company maintains restricted cash in the form of a guaranteed investment certificate of approximately $472 (CAN$500) collateralizing an available credit facility of approximately $472 (CAN$500), comprised of a credit line of approximately $264 (CAN$280) and letters of guarantee maturing in March 2009 amounting to approximately $208 (CAN$220).

Concentration of Credit Risk

The Company maintains its cash, cash equivalents, short-term investments and restricted cash with several financial institutions and believes that it is subject to minimal credit risk. The Company performs periodic evaluations of the relative credit quality of investments and the Company’s policy is designed to limit exposure to any one institution or type of investment. The primary objective of the Company’s investment strategy is the preservation of the principal invested. Investment tax credits recoverable were due from the Canadian federal and Québec provincial governments. The Company does not maintain foreign exchange contracts or other off-balance sheet financial instruments.

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Fair Value of Financial Instruments

Cash, cash equivalents, short-term investments, restricted cash, investment tax credits recoverable, accounts payable, accrued expenses and the current portion of long-term debt are carried at amounts that approximate fair value at September 30, 2008 and December 31, 2007 due to their short-term maturities.

Long-term debt approximates fair value at September 30, 2008, as it bears interest at a rate approximating a market interest rate.

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

In accordance with the disclosure provisions of SFAS No. 157, the Company has classified assets measured at fair value on a recurring basis as follows:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$19,309	$19,309	$—	$—
Available-for-sale securities	$6,390	$497	$5,893	$—

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Research and Development Costs

The Company charges research and development costs to operations as incurred in accordance with SFAS No. 2, Accounting for Research and Development Costs and EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. Research and development costs are comprised of costs incurred in performing research and development activities, including salaries, benefits, facilities, research-related overhead, contracted services, license fees, and other external costs. Acquired in-process research and development having no alternative future use is written off at the time of acquisition. In addition, as pre-established research and development milestones under the Company’s various agreements are achieved, they are charged to acquired in-process research and development expense. Acquired in-process research and development expense for the three months ended September 30, 2007 includes the fair value of the securities issued to InterMune, Inc. (“InterMune”) in connection with the Company’s achievement of the second milestone under the convertible note the Company had initially issued to InterMune in December 2005 in connection with the Company’s acquisition of rights to oritavancin. Acquired in-process research and development expense for the nine months ended September 30, 2007 includes a $2,000 cash payment and the fair value of the securities issued to InterMune in connection with the Company’s achievement of the milestones under the convertible note.

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
As reported:
Net loss	$(12,657)	$(21,834)	$(47,387)	$(52,682)
Accretion of Series B Redeemable Convertible Preferred Stock dividends	—	—	—	(225)

Net loss applicable to common stockholders	(12,657)	(21,834)	(47,387)	(52,907)

Weighted average number of shares of common stock used in net loss per share – basic and diluted	20,973,107	25,282	20,970,959	25,282

Net loss per share applicable to common stockholders – basic and diluted	$(0.60)	$(863.02)	$(2.26)	$(2,092.69)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding during the three and nine months ended September 30, 2008 and 2007.

	Three and Nine Months Ended September 30,
	2008	2007
Convertible preferred stock	—	10,653,260
Warrants outstanding	850,287	611,362
Options outstanding	3,815,159	2,377,940

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

Comprehensive Income (Loss)

The Company has applied the provisions of SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income (loss) be reported in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Other than the Company’s net loss, the other element of comprehensive income (loss) impacting the Company is unrealized gains (losses) on marketable securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
As reported:
Net loss applicable to common stockholders	$(12,657)	$(21,834)	$(47,387)	$(52,907)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(24)	5	(138)	27

Comprehensive loss	$(12,681)	$(21,829)	$(47,525)	$(52,880)

Canadian Part VI.I Tax

The Company has accrued the potential Canadian Part VI.I tax related to the cumulative dividend on its Series B Redeemable Convertible Preferred Stock. The Company applied the provisions of EITF Issue No. 95-9, Accounting for Tax Effects of Dividends in France in Accordance with FASB Statement No. 109, in accounting for the Canadian Part VI.I tax, which states that unless specific criteria are met, taxes on distributions should be treated as an income tax expense. The Part VI.I tax liability of approximately $2,731 was presented as a current tax liability in the December 31, 2007 consolidated balance sheet. In February 2008, the Company paid approximately $2,026 of the Part VI.I tax liability to the Canadian tax authority. The Canadian government voted to approve, but has not given final approval to, a reduction in the Part VI.I tax rate. The February 2008 payment was made at the reduced tax rate. The remaining Part VI.I tax liability of approximately $636 is presented as a current tax liability in the September 30, 2008 condensed consolidated balance sheet and will be reversed if and when the Canadian government finally approves the Part VI.I tax rate reduction.

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

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The Company’s long-lived assets consist of the following:

	September 30, 2008	December 31, 2007
Domestic	$879	$850
Canada	550	500

	$1,429	$1,350

Recent Accounting Pronouncements

In December 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property (“EITF 07-01”), was issued. EITF 07-01 prescribes the accounting for collaborations, requiring that, when certain characteristics exist in collaboration relationships, certain transactions between collaborators be recorded within expenses in the statement of operations on either a gross or net basis. The Company currently has no collaborations that are impacted by EITF 07-01. The Company will evaluate any future collaborations under this guidance, as appropriate.

Reclassifications

Certain reclassifications were made to prior year balances to conform to the current year’s presentation.

3. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
Payroll and benefits	$1,970	$1,382
Professional fees	532	545
Clinical expenses	1,106	3,202
Manufacturing and process development expenses	2,104	301
Other	2,330	443

	$8,042	$5,873

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

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

5. Stock-Based Compensation

Stock Option Plans

At September 30, 2008, the Company’s 2005 Stock Option Plan (“2005 Plan”) provided for the grant of options for the purchase of 2,305,675 shares of common stock plus any shares of common stock covered by outstanding options under the Re-Amended and Restated Stock Option Plan of Targanta Québec (“Targanta Québec Plan”) that are forfeited and returned for reissuance under the Targanta Québec Plan, such number not to exceed 3,597 shares of common stock. As a result, at September 30, 2008, the maximum aggregate number of shares of common stock available for issuance under the 2005 Plan was 2,309,272, including 433 shares of common stock which are not available for future grant. The Company is no longer permitted to make grants under the 2005 Plan or the Targanta Québec Plan but will honor exercises of outstanding options thereunder in accordance with the terms of such options.

At September 30, 2008, the Company’s 2007 Stock Option and Incentive Plan (“2007 Plan”) provided for the grant of options for the purchase of 2,060,727 shares of common stock. The 2007 Plan permits the Company to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards, unrestricted stock awards and cash-based awards. The number of shares available for future grant under the 2007 Plan may be increased each year by an amount determined by the Company’s board of directors not to exceed 3.5% of all shares of the Company’s capital stock outstanding on December 31st of each preceding year. Accordingly, on February 6, 2008, the Company’s board of directors increased the aggregate number of shares available for grant under the 2007 Plan by 733,921. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, awards that are returned to the Company’s 2005 Plan as a result of their expiration, cancellation, termination or repurchase are automatically made available for issuance under the 2007 Plan.

The Company adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”), effective January 1, 2006. In connection with the adoption of SFAS No. 123(R), the Company reassessed the valuation methodology for stock options and the related input assumptions. The assessment of the valuation methodology resulted in the continued use of the Black-Scholes model. Since the company completed its initial public offering in October 2007, it did not have relevant historical data as a publicly traded company to evaluate its expected term and volatility. As such, the Company analyzes the expected term and volatility of several peer companies to support the assumptions it uses in its fair value calculations. The Company averages the volatilities and expected terms of the peer companies with sufficient trading history, similar vesting terms and similar in-the-money option status to generate the assumptions detailed below.

The following table summarizes the weighted average assumptions the Company used in its grant date fair value calculations under SFAS No. 123(R):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.37%	4.68%	2.96%	4.51%
Expected dividend yield	None	None	None	None
Expected option term	5.1 years	5.4 years	5.0 years	5.4 years
Volatility	57.4%	62.2%	51.9%	64.0%

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

Targanta Therapeutics Corporation

(A development-stage company)

Notes to Condensed Consolidated Financial Statements — (continued)

(in thousands, except share and per share amounts)

(Unaudited)

The weighted average grant date fair value of options granted during the three months ended September 30, 2008 and 2007 was $3.26 and $2.56, respectively, and the weighted average grant date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $3.83 and $2.33, respectively, based on the assumptions in the Black-Scholes valuation model discussed above.

As of September 30, 2008, there was $7,072 of unrecognized stock-based compensation expense. These costs are expected to be recognized over a weighted average period of 2.8 years.

For the three and nine months ended September 30, 2008 and 2007 and the period from May 20, 1997 (date of inception) to September 30, 2008, the total stock-based compensation expense in connection with stock options issued and outstanding amounted to:

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from May 20, 1997 (date of inception) through September 30,
	2008	2007	2008	2007	2008
Stock-based compensation	$761	$399	$2,091	$1,749	$5,769

A summary of the status of the Company’s stock option plans at September 30, 2008 and changes during the nine months then ended is presented in the table below:

	Shares of Common Stock Attributable to Options	Weighted Average Exercise Price of Options	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,538,155	$4.44
Granted	1,443,050	8.04
Exercised	(19,130)	4.04
Cancelled	(146,916)	6.81

Outstanding at September 30, 2008	3,815,159	$5.71	8.89	$6,143

Vested or expected to vest at September 30, 2008	3,696,855	$5.69	8.88	$5,996

Exercisable at September 30, 2008	1,449,086	$4.81	8.61	$3,195

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and this Quarterly Report. The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the SEC on March 27, 2008. Except as required by law, we assume no obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a biopharmaceutical company focused on the development and commercialization of innovative antibiotics for serious infections treated or acquired in hospitals and other institutional settings. Our lead product candidate is oritavancin, a novel intravenous antibiotic, for the treatment of serious gram-positive bacterial infections including complicated skin and skin structure infections (“cSSSI”) and bacteremia. In February 2008, we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) seeking to commercialize oritavancin for the treatment of cSSSI, including infections caused by methicillin-resistant Staphylococcus aureus (“MRSA”). We are hopeful we will receive U.S. regulatory approval to market oritavancin by the end of 2008. In June 2008, our application for Marketing Authorization Approval (“MAA”) was accepted for review by the European Medicines Agency (“EMEA”). Our MAA seeks approval to commercialize oritavancin for the treatment of complicated skin and soft tissue infections (“cSSTI”) in Europe. We are hopeful we will receive European Union regulatory approval to market oritavancin in 2009. We plan on commercializing oritavancin through our own direct sales force in the U.S. and to out-license rights to commercialize oritavancin to third parties in other countries. We are conducting pre-clinical development of an oral version of oritavancin for the potential treatment of C. difficile. In addition, we have completed our planned pre-clinical development of another antibiotic candidate for the potential treatment of osteomyelitis, and we hope to further its development following the commercial launch of oritavancin, if approved, in the United States. We continually evaluate opportunities for potential in-licensing of other antibiotics for the treatment of hospital-based infections.

In September 2008, we announced positive, preliminary results from a Phase 2 clinical study of oritavancin entitled, “Single or Infrequent Doses for the Treatment of Complicated Skin and Skin Structure Infections,” or SIMPLIFI. This was a three-arm trial that examined the efficacy and safety of a single 1,200 mg dose of oritavancin, compared to an infrequent dosing regimen of 800 mg of oritavancin on day 1 followed by an optional 400 mg dose of oritavancin on day 5, versus 200 mg of oritavancin given daily for 3-7 days, or the dose used in the larger of our two Phase 3 clinical trials. The results from SIMPLIFI showed comparable efficacy and safety across all three treatment arms. Based on these study results, we expect to begin a larger confirmatory clinical trial in 2009.

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

We were incorporated as a Delaware corporation on December 6, 2005 and initiated operations through our Québec subsidiary in May 1997 in Montreal, Québec. To date, we have dedicated substantially all of our activities to the research and development of our drug candidates. Accordingly, we are considered to be in the development stage at September 30, 2008, as defined in SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. Our fiscal year ends on December 31 and we operate as one reportable segment. Prior to our acquisition of oritavancin in December 2005, we were focused on early-stage research in the area of antibiotics and the application of our proprietary phage technology.

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

We have not generated any revenue to date from product sales and have incurred significant operating losses since our inception in 1997. We incurred net losses of $63.3 million for the year ended December 31, 2007 and $47.4 million for the nine months ended September 30, 2008. As of September 30, 2008, we had a deficit accumulated during the development stage of $174.3 million and we expect to incur losses for the foreseeable future.

We expect to incur substantial expenditures in the foreseeable future for the continued development of our product candidates and, if we obtain regulatory approval, for the commercialization of those products. We expect to continue to incur operating losses for at least the next several years and we will need additional financing to support our activities. We will seek to fund our operations through public or private equity or debt financings or other sources, such as collaborations and revenue from the sale of oritavancin, if approved by the FDA. Adequate additional funding may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If adequate funds are not available to us, we may be required to delay, reduce or eliminate research and development programs, reduce or eliminate commercialization efforts, seek to obtain funds through arrangements with collaborators or others on terms that may be unfavorable to us or pursue merger or acquisition strategies.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates – which also would have been reasonable – could have been used, which would have resulted in different financial results. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no changes to these critical accounting policies since December 31, 2007.

Results of Operations

Three and nine months ended September 30, 2008 compared to three and nine months ended September 30, 2007

Revenue. We recorded no revenue during the three and nine months ended September 30, 2008 or 2007.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Percentage Increase (Decrease)	Nine months Ended September 30,		Percentage Increase (Decrease)
	2008	2007		2008	2007
	(in thousands)			(in thousands)
Operating expenses
Research and development (1)	$7,544	$10,974	(31)%	$34,682	$25,818	34%
Acquired in-process research and development	$—	$7,652	(100)%	$—	$17,152	(100)%
General and administrative (1)	$4,828	$2,452	97%	$12,635	$7,234	75%
(1) Includes stock-based compensation expense of:

Research and development	$364	$190		$933	$937
General and administrative	$397	$209		$1,158	$812

Research and development expense

Research and development expense for the three months ended September 30, 2008 was $7.5 million, compared to $11.0 million for the three months ended September 30, 2007. The $3.5 million decrease during the three months ended September 30, 2008 was primarily the result of a $3.5 million decrease in contract research expense, which included a decrease of $2.8 million in pre-clinical and clinical trials expense primarily resulting from the SIMPLIFI trial approaching completion, as well as a decrease of $0.7 million in third-party product manufacturing, validation and process development expense incurred in preparation for the commercial launch of oritavancin. Additional factors that contributed to the decrease in research and development expense were a $0.8 million decrease in consultant costs primarily related to the completion of our NDA and MAA filings. These costs were offset by a $0.5 million increase in salaries and benefits expense, mainly due to an increased number of employees working on the oritavancin program and a $0.2 million increase in stock-based compensation expense due to the incremental expense related to the options granted in 2008.

Research and development expense for the nine months ended September 30, 2008 was $34.7 million, compared to $25.8 million for the nine months ended September 30, 2007. The $8.9 million increase during the nine months ended September 30, 2008 was primarily the result of a $6.2 million increase in contract research expense, which included an increase of $4.1 million in pre-clinical and clinical trials expense resulting from clinical trials conducted and in-vitro clinical database work performed for the oritavancin program, as well as an increase of $2.1 million in third-party product manufacturing, validation and process development expense incurred in preparation for the commercial launch of oritavancin. Additional factors that contributed to the increase in research and development expense were a $1.6 million increase in regulatory filing fees, due to the filing of our NDA with the FDA and our MAA with the EMEA, and a $2.3 million increase in salaries and benefits expense, mainly due to an increased number of employees working on the oritavancin program. This was partially offset by a decrease of $0.2 million in professional services, primarily due to decreased consulting fees in the three months ended September 30, 2008 related to the completion of our NDA and MAA filings.

Acquired in-process research and development expense

We did not record any acquired in-process research and development expense for the three months ended September 30, 2008, compared to $7.7 million for the three months ended September 30, 2007. The $7.7 million acquired in-process research and development expense incurred during the three months ended September 30, 2007 was due to our achievement of the second milestone under the convertible note we had initially issued to InterMune in December 2005 in connection with our acquisition of rights to oritavancin. This $7.7 million expense reflects the fair value of the shares of our preferred stock and warrants to purchase shares of our preferred stock that we issued to InterMune upon our achievement of this milestone.

We did not record any acquired in-process research and development expense for the nine months ended September 30, 2008, compared to $17.2 million for the nine months ended September 30, 2007. The $17.2 million acquired in-process research and development expense incurred during the nine months ended September 30, 2007 was due to a $2.0 million cash milestone payment to InterMune and a total of $15.2 million of expense related to our achievement of the first and second milestones under the convertible note we had initially issued to InterMune in December 2005 in connection with our acquisition of rights to oritavancin. This $15.2 million expense reflects the fair value of the shares of our preferred stock and warrants to purchase shares of our preferred stock that we issued to InterMune upon our achievement of these milestones.

General and administrative expense

General and administrative expense for the three months ended September 30, 2008 was $4.8 million, compared to $2.5 million for the three months ended September 30, 2007. The $2.3 million increase during the three months ended September 30, 2008 was primarily the result of a $0.8 million increase in salaries and benefits expense resulting from the hiring of additional administrative staff as we develop our infrastructure to support the commercial launch of oritavancin and a $0.9 million increase in professional and consulting fees, comprised of a $0.5 million increase in consulting fees primarily related to oritavancin pre-launch expenses, investor relations/public relations and administrative support expenses, a $0.2 million increase in recruiting expense related to a search for two new board members and a $0.2 million increase in insurance, legal fees and patent expenses. Additional factors contributing to the increase in general and administrative expense during the three months ended September 30, 2008 were a $0.1 million increase in expense related to meeting the regulatory requirements associated with being a public company and a $0.2 million increase in stock-based compensation expense due to the incremental expense related to the options granted in 2008.

General and administrative expense for the nine months ended September 30, 2008 was $12.6 million, compared to $7.2 million for the nine months ended September 30, 2007. The $5.4 million increase during the nine months ended September 30, 2008 was primarily the result of a $1.9 million increase in salaries and benefits expense resulting from the hiring of additional administrative staff as we develop our infrastructure to support the commercial launch of oritavancin; and a $2.2 million increase in professional and consulting fees, comprised of a $1.5 million increase in consulting and recruiting fees primarily related to oritavancin pre-launch expenses, investor relations/public relations and administrative support expenses and a $0.9 million increase in insurance, legal fees and patent expenses. Additional factors contributing to the increase in general and administrative expense during the nine months ended September 30, 2008 were a $0.3 million increase in expense related to meeting the regulatory requirements associated with being a public company and $0.3 million increase in stock-based compensation expense due to the incremental expense related to the options granted in 2008.

Interest income

Interest income for the three and nine months ended September 30, 2008 was $0.3 million and $1.6 million, respectively, compared to $0.6 million and $1.6 million for the three and nine months ended September 30, 2007, respectively. The $0.3 million, or 50%, decrease for the three months ended September 30, 2008 was primarily due to lower market interest rates on higher average cash, cash equivalents and short-term investments balances. Though the average cash, cash equivalents and short-term investments balances were higher for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, the decline in interest rates during that period resulted in the interest income for the nine months ended September 30, 2008 to be consistent with that of the comparable 2007 period. Our cash, cash equivalents and short-term investments balances were higher in 2008 as a result of the $20.0 million of proceeds we received upon our issuance of the term notes to Merrill Lynch Capital and two other lenders in late September 2007 (the “MLC Term Note”) and the $51.1 million of net proceeds from our October 2007 initial public offering.

Interest expense

Interest expense for the three months ended September 30, 2008 was $0.6 million compared to $0.6 million for the three months ended September 30, 2007. In the three months ended September 30, 2008, a $0.8 million decrease in interest expense related to the repayment of the loan to our former lender Investissement Québec (“IQ”) by our Québec subsidiary plus a reduction of interest expense in the three months ended September 30, 2007 of $0.3 million related to the change in fair value of the IQ warrant was offset by a $0.5 million increase in interest expense related to the MLC term note. Interest expense for the nine months ended September 30, 2008 was $1.8 million compared to $2.5 million for the nine months ended September 30, 2007. The decrease of $0.7 million, or 28%, for the nine months ended September 30, 2008 was primarily due to a $2.8 million decrease in interest expense and a $0.3 million decrease in amortization of deferred financing costs resulting from the January 2007 conversion of the outstanding convertible notes and convertible debentures into shares of our preferred stock and the repayment of the loan to IQ by our Québec subsidiary. This decrease was partially offset by a $1.7 million increase in interest expense related to the MLC Term Note in the nine months ended September 30, 2008 and a reduction of interest expense in the nine months ended September 30, 2007 of $0.7 million related to the change in the fair value of the IQ warrant.

Foreign Exchange loss

Foreign exchange loss for the three months ended September 30, 2008 was $34,000, compared to a foreign exchange loss of $795,000 in the three months ended September 30, 2007. Foreign exchange loss for the nine months ended September 30, 2008 was $48,000, compared to $1.6 million in the nine months ended September 30, 2007. The change in the foreign exchange loss of $761,000 or 96%, and $1.6 million, or 97%, in the three and nine months ended September 30, 2008, respectively, was primarily the result of the effect that the stronger Canadian dollar had on the Canadian dollar liabilities (primarily the loan from IQ) of our Québec subsidiary in 2007. In 2008, the combination of the declining exchange rate for the Canadian dollar and the repayment of the loan to IQ by our Québec subsidiary in September 2007 resulted in lower foreign exchange losses.

Income tax benefit

Income tax benefit for the three and nine months ended September 30, 2008 was $51,000 and $191,000 respectively, compared to an income tax benefit of $71,000 and $125,000 for the three and nine months ended September 30, 2007, respectively. The $20,000, or 28%, decrease in income tax benefit for the three months ended September 30, 2008 primarily resulted from the increased U.S. tax expense in the three months ended September 30, 2008. The $66,000, or 50%, increase in income tax benefit for the nine months ended September 30, 2008 primarily resulted from no longer recording any Canadian Part VI.I income tax expense on the accumulated dividends related to our Series B Redeemable Convertible Preferred Stock as a result of the January 2007 payment of the accrued dividend (and the associated termination of the cumulative dividend) on those shares.

Liquidity and Capital Resources

On October 9, 2007, our Registration Statement on Form S-1, as amended, for our initial public offering of 5.75 million shares of our common stock was declared effective by the SEC. On October 15, 2007, we sold the 5.75 million registered shares at a price of $10.00 per share. We received net proceeds of approximately $51.1 million from the offering after deducting underwriting discounts and commissions and offering expenses of approximately $2.3 million.

Prior to our October 9, 2007 initial public offering, we financed our operations primarily through the sale of preferred stock and common stock, debt financings, interest earned on investments and investment tax credits. Prior to our initial public offering, we had received aggregate gross proceeds of $125.8 million from financings, of which $70.4 million was from the issuance of preferred stock, $2.7 million was from the issuance of common stock and $52.7 million was from debt financings. At September 30, 2008, our cash, cash equivalents, short-term investments and restricted cash included amounts held in money market accounts, overnight investment accounts, guaranteed investment certificates, certificates of deposit, commercial paper, and debt obligations of government agencies. We invest cash in excess of immediate requirements in accordance with our investment policy, which is focused primarily on the preservation of capital, fulfillment of liquidity needs, fiduciary control of cash and investments and the maximization of income from our investments without assuming significant risk. At September 30, 2008, we did not own any mortgage backed securities or auction rate securities.

As of September 30, 2008, we had cash, cash equivalents and short-term investments of approximately $42.6 million. We intend to use our cash to fund internal and external costs related to regulatory filings in Europe; to fund clinical trials for oritavancin in cSSSI using a single or infrequent dosing regimen; to continue the clinical development of oritavancin for other indications such as bacteremia; in anticipation of regulatory approval, to fund commercial launch related expenses for oritavancin including manufacturing, marketing, and sales; to make regularly scheduled payments on our existing debt facilities, namely the MLC Term Note; and to apply the remaining funds for general corporate purposes and the potential acquisition of, or investment in, technologies, products, or companies that complement our business.

The amounts and timing of our actual expenditures will depend upon numerous factors, including whether we obtain FDA and foreign regulatory approvals for oritavancin and, if so, the timing of such approval; the success of the commercial launch of oritavancin if approved by the FDA or foreign regulatory authorities; our cash flows from operations; any potential acquisitions of or investments in technologies, products or companies; and the anticipated growth of our business.

We expect our existing resources to be sufficient to fund our planned operations into the third quarter of 2009.

Cash Flows

The following table summarizes our net increase in cash and cash equivalents for the nine months ended September 30, 2008 and 2007:

	Nine months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$(42,774)	$(27,009)
Investing activities	49,850	(16,500)
Financing activities	(3,812)	64,072

Net increase in cash and cash equivalents	$3,264	$20,563

Net cash used in operating activities. Net cash used in operating activities was $42.8 million and $27.0 million for the nine months ended September 30, 2008 and 2007, respectively, and primarily reflects our net loss for those periods. The increase in net cash used in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was due primarily to a $15.1 million decrease in non-cash acquired in-process research and development expense; a $1.6 million decrease in non-cash interest expense; a $0.3 million decrease in amortization of deferred financing costs expense; a $1.9 million decrease in unrealized foreign exchange loss and a $2.5 million decrease in net changes in working capital items relating to operations; partially offset by a $5.3 million decrease in net loss, a $0.3 million increase in stock based compensation and a $0.1 million increase in depreciation.

Net cash provided by (used in) investing activities. Net cash provided by investing activities was $49.9 million for the nine months ended September 30, 2008 and net cash used in investing activities was $16.5 million in the nine months ended September 30, 2007. Investing activities consist primarily of purchases and sales of short-term securities and capital purchases. The increase in cash provided by investing activities in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to a $61.7 million increase in the proceeds from the sales and maturities of short-term investments and a decrease of $4.1 million of cash used to purchase short-term investments.

Net cash (used in) provided by financing activities. Net cash used in financing activities was $3.8 million for the nine months ended September 30, 2008 and net cash provided by financing activities was $64.1 million for the nine months ended September 30, 2007. The increase in net cash used in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to a decrease in proceeds from the issuance of preferred stock and warrants of $57.8 million and a decrease in proceeds from the issuance of long term debt of $20.0 million; an increase of payments on long-term debt of $3.9 million; offset by a decrease in payments on convertible notes of $2.2 million and payments on notes payable of $10.0 million.

Contractual obligations

During the fiscal quarter ended September 30, 2008, we did not incur any additional obligations that materially change the disclosure of our contractual obligations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2008, we had cash, cash equivalents and short-term investments of approximately $42.6 million. In accordance with our investment policy, this amount is invested in a mix of cash and highly liquid short-term investments. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk.

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

As of September 30, 2008, our outstanding MLC Term Note has a fixed interest rate and therefore has minimal exposure to changes in interest rates.

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

Effects of Inflation

We do not believe that inflation and changing prices over the three and nine months ended September 30, 2008 and 2007 had a significant impact on our results of operations.

Item 4T.	Controls and Procedures

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks discussed below and under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008. The three risks discussed below were disclosed in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 and have been updated to provide revised information as of September 30, 2008. The risks described below and in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company; additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We will be completely dependent on third parties to manufacture oritavancin, and our commercialization of oritavancin, if approved, could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of oritavancin or fail to do so at acceptable quality levels or prices.

We do not have the capability to manufacture the active pharmaceutical ingredient (“API”) for oritavancin. As a result, we have entered into a manufacturing and supply agreement with Abbott Laboratories (“Abbott”) to manufacture and supply us with bulk oritavancin API for clinical and commercial purposes. Abbott is the sole provider of our supply of oritavancin API. It is possible that if and when we receive regulatory approval to market and sell oritavancin, our current supply of oritavancin API may have exceeded its useful life and no longer be appropriate for commercial sale.

In addition, we do not have the capability to fill, label and package oritavancin finished drug product for distribution to hospitals and other customers. Consequently, we recently have entered into a manufacturing and service contract with Ben Venue Laboratories, Inc. (“BVL”) to supply us with drug product in 20 cc nude vials containing 100 milligrams of oritavancin. BVL has manufactured validation lots of oritavancin drug product and we intend to qualify the facility with the FDA. We previously entered into an agreement with Catalent Pharma Solutions, Inc., located in New Mexico, (formerly known as Cardinal Health PTS, LLC) (“Catalent”) to supply us with oritavancin drug product, also packaged 100 milligrams in 20 cc vials. The New Mexico facility has completed the necessary validation program for oritavancin drug product and manufactured half of our current inventory of oritavancin drug product. In May 2008, Catalent sold the New Mexico facility at which the drug product was formulated to Oso Biopharmaceuticals Manufacturing, LLC (“Oso Bio”) and, therefore, Catalent no longer is able to use the New Mexico facility to supply additional quantities of oritavancin drug product to us. We intend to enter into an agreement with Oso Bio to supply us with oritavancin drug product from the New Mexico facility, as nude 20 cc vials containing 100 milligrams of oritavancin, to ensure that we maintain adequate supplies of drug product if and when we are authorized to make commercial sales of oritavancin. If we receive marketing approval from the FDA, we intend to sell drug product manufactured by either Catalent, BVL or, subject to entering to a supply agreement with us, Oso Bio.

We have entered into long-term agreements with each of Abbott and BVL. In the case of the agreement with Abbott, either party to this agreement may terminate the agreement with at least two years advance notice if the terminating party determines in good faith before or after the first commercial sale made by us that the clinical development and/or commercialization of oritavancin is not technically or commercially feasible or if it is not economically justifiable. After the initial term of this agreement, which extends until December 31, 2014, the agreement automatically renews for successive two-year terms unless terminated by either party with at least twelve months’ notice. If we change the specifications for the bulk drug substance Abbott is to produce, or the FDA or another regulatory body requires us to change the manufacturing specification for the bulk drug substance, and that change would increase Abbott’s manufacturing costs, we must reach an agreement with Abbott about how to allocate the costs associated with the change. If we cannot reach agreement, Abbott may refuse to implement the change, or may terminate the agreement. Further, Abbott may terminate this agreement if the FDA has not approved an NDA for oritavancin prior to January 1, 2010. Finally, either we or Abbott may terminate this agreement on 60 days’ written notice in the event of insolvency of or uncured material breach by the other party.

Our agreement with BVL provides for an initial five-year term continuing until August 22, 2013. Either party may terminate this agreement without cause by providing twenty-four months prior written notice to the other party. Either party may terminate this agreement upon written notice to the other party in the event a material breach remains uncured three months after written notice thereof is given to the other party. In addition, BVL may suspend production under this agreement until any payments that are more than 120 days past due are brought current. Finally, either party may terminate this agreement upon the other party’s insolvency. We have not yet entered into a long-term agreement with Oso Bio, but we intend to do so prior to commercial launch of oritavancin in order to ensure that we maintain adequate supplies of drug product. We cannot guarantee that we will be able to enter into an agreement with Oso Bio on favorable terms.

If, for any reason, these third parties are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them. If any of Abbott, BVL or Oso Bio (assuming we enter into an agreement with Oso Bio) experiences any significant difficulties in its respective manufacturing processes for oritavancin API or drug product, we could experience significant interruptions in the supply of oritavancin. In 2007, in connection with the production of a series of three validation lots at Catalent, two of the manufacturing lots failed to meet the required specifications such that they had to be reproduced. Were we to encounter manufacturing issues such as this on a larger scale in the future, our ability to produce a sufficient supply of oritavancin might be negatively affected. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply oritavancin at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk active pharmaceutical ingredient or drug product supplier, if we face these or other difficulties with our current suppliers, we could experience significant interruptions in the supply of oritavancin if we decided to transfer the manufacture of oritavancin to one or more alternative suppliers in an effort to deal with the difficulties.

We cannot guarantee that Abbott, BVL or Oso Bio (assuming we enter into an agreement with Oso Bio) will be able to reduce the costs of commercial scale manufacturing of oritavancin over time. If the manufacturing costs of oritavancin remain at current levels, these costs may significantly impact our operating results. In order to reduce costs, we may need to develop and implement process improvements. However, in order to do so, we will need, from time to time, to notify or make submissions with regulatory authorities, and the improvements may be subject to approval by such regulatory authorities. We cannot be sure that we will receive these necessary approvals or that these approvals will be granted in a timely fashion. We also cannot guarantee that we will be able to enhance and optimize output in our commercial manufacturing process. If we cannot enhance and optimize output, we may not be able to reduce our costs over time.

We believe we have sufficient quantities of oritavancin drug product to satisfy immediate commercial demand, in the event oritavancin is approved for sale by regulatory authorities. We believe we have sufficient quantities of bulk oritavancin API to complete all of the currently planned clinical studies of oritavancin and to manufacture additional quantities of oritavancin drug product for commercial sale. We plan to have Abbott and BVL or, subject to entering into a supply agreement with us, Oso Bio manufacture additional oritavancin API and drug product in connection with commercial launch. If the existing quantities of oritavancin drug product are insufficient or Abbott, BVL or Oso Bio are unable to manufacture additional quantities of bulk oritavancin API and drug product in a timely manner, the commercial introduction of oritavancin, if approved by the FDA, would be adversely affected.

If the FDA does not approve the manufacturing facilities of Abbott, BVL or Oso Bio, we may be unable to develop or commercialize oritavancin.

We rely on Abbott and BVL to manufacture bulk oritavancin API and nude vials of drug product, respectively, and currently have no plans to develop our own manufacturing facility. In addition, we expect to add Oso Bio as a second manufacturer of drug product prior to commercial launch of oritavancin. The facilities used by our contract manufacturers to manufacture oritavancin must be approved by the FDA. We do not control the manufacturing process of oritavancin and are completely dependent on our contract manufacturing partners—currently, Abbott and BVL—for compliance with the FDA’s requirements for manufacture of oritavancin. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the FDA’s strict regulatory requirements, they will not be able to secure FDA approval for the manufacturing facilities. If the FDA does not approve these facilities for the manufacture of oritavancin, we may need to find alternative manufacturing facilities, which would result in significant delays of up to several years in obtaining approval for and manufacturing oritavancin.

In addition, our contract manufacturers will be subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with the current good manufacturing practices (“cGMP”) regulations, and similar regulatory requirements. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. We do not have control over our contract manufacturers’ compliance with these regulations and standards. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to have produced, obtain regulatory approval for or market our product candidates.

We may encounter delays in filling customer orders or incur substantial losses if our supply of bulk and finished drug product, which are produced and packaged for us by third-party manufacturers, is interrupted.

Once Abbott has completed production of oritavancin bulk API at its facilities in Illinois, the material is shipped to our third party storage facility, Bioconvergence LLC (“Bioconvergence”) in Indiana. Oritavancin API periodically is shipped from Bioconvergence’s facility to BVL’s facility in Ohio or, subject to entering into a supply agreement with us, Oso Bio’s facility in New Mexico for processing into nude vials of drug product. These nude vials are shipped to either Bioconvergence for storage or to Catalent’s facility in Pennsylvania to undergo labeling and packaging as finished drug product. These shipments are of significant value and, while in transit, could be lost or damaged. Moreover, at any time after being shipped, the oritavancin API or drug product could be lost or damaged as it is stored with Bioconvergence, BVL or Oso Bio, or Catalent. Depending on when in this process the API or drug product is lost or damaged, we may have limited recourse for recovery from our manufacturers or insurers. As a result, our financial performance could be impacted by any such loss of or damage to our oritavancin API or drug product.

We also may experience interruption or significant delay in the supply of oritavancin API or drug product due to natural disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability. In any such event, the supply of oritavancin API and drug product stored with Bioconvergence, BVL or Oso Bio, or Catalent could also be impacted. We may also be subject to financial risk from volatile fuel costs associated with shipping oritavancin API or drug product within the U.S. and, once we have received necessary foreign approvals, to our international distribution partners for packaging, labeling and distribution.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On October 9, 2007, our Registration Statement on Form S-1, as amended (File No. 333-142842), relating to the initial public offering was declared effective by the SEC. On October 15, 2007, we closed the sale of 5.75 million shares of common stock in the initial public offering for net proceeds to us of approximately $51.1 million. As of September 30, 2008, $43.1 million of the net proceeds remained available and were primarily invested in highly liquid short-term investments, including money market accounts, overnight investment accounts, certificates of deposit, commercial paper and debt obligations of various government agencies, pending their use to fund our operations and expansion. There has been no material change in our planned use of proceeds from the initial public offering from that described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

TARGANTA THERAPEUTICS CORPORATION

Date: November 12, 2008	By:	/s/ Mark W. Leuchtenberger
Mark W. Leuchtenberger
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2008	By:	/s/ George A. Eldridge
George A. Eldridge
Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Assistant Secretary
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No:	Description
10.24.2	First Amendment to the Credit and Security Agreement by and among the Registrant, GE Business Financial Services, Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), Oxford Finance Corporation and Blue Crest Venture Finance Master Fund Limited, dated May 22, 2008.

10.24.3	Second Amendment to the Credit and Security Agreement by and among the Registrant, GE Business Financial Services, Inc. (formerly known as Merrill Lynch Business Financial Services Inc.), Oxford Finance Corporation and Blue Crest Venture Finance Master Fund Limited, dated September 29, 2008.

#10.25	Manufacturing and Service Contract dated as of August 22, 2008 between Ben Venue Laboratories, Inc. and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 or 15d-14 of the 1934 Act

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 or 15d-14 of the 1934 Act

32.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the 1934 Act and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(b) or 15d-14(b) of the 1934 Act and 18 U.S.C. Section 1350

#	This exhibit has been filed separately with the Commission pursuant to an application for confidential treatment. The confidential portions of the exhibit have been omitted and have been marked by an asterisk.